Form 10-K
period 1993-12-31
FIRSTAR CORP/WI
filed 1994-03-18
CIK 37076

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1993    Commission File Number 1-2981

                              FIRSTAR CORPORATION

               WISCONSIN                               39-0711710
        (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)

             777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
                        Telephone Number (414) 765-4321
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
           -------------------                     ------------------------
      Common Stock, $1.25 par value              New York Stock Exchange, Inc.
                                                      New York, New York
                                                 Chicago Stock Exchange, Inc.
                                                       Chicago, Illinois
       10% Notes due June 1, 1996                New York Stock Exchange, Inc.
                                                      New York, New York
     Preferred Share Purchase Rights             New York Stock Exchange, Inc.
                                                      New York, New York
                                                 Chicago Stock Exchange, Inc.
                                                       Chicago, Illinois

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                       X Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 3, 1994, 64,388,319 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $1.770 billion.

                      Documents Incorporated by Reference:

Portions of the 1994 Notice of Annual Meeting and Proxy Statement are
incorporated by reference into Part III of the Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 Item 1--Business.........................................................   3
 Item 2--Properties.......................................................   5
 Item 3--Legal Proceedings................................................   6
 Item 4--Submission of Matters to a Vote of Security Holders..............   6
PART II
 Item 5--Market for the Registrant's Common Equity and Related Stockholder
  Matters.................................................................   6
 Item 6--Selected Financial Data..........................................   6
 Item 7--Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................   7
 Item 8--Financial Statements and Supplementary Data......................  26
 Item 9--Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...............................................  54
PART III
 Item 10--Directors and Executive Officers of the Registrant..............  54
 Item 11--Executive Compensation..........................................  54
 Item 12--Security Ownership of Certain Beneficial Owners and Management..  54
 Item 13--Certain Relationships and Related Transactions..................  54
PART IV
 Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K.  54
SIGNATURES................................................................  56

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Firstar Corporation is a registered bank holding company incorporated in Wisconsin in 1929. Firstar Corporation ("Firstar") is the largest bank holding company headquartered in Wisconsin. Firstar's 17 bank subsidiaries in Wisconsin had total assets of $9.3 billion at December 31, 1993. Its eleven Iowa banks, four Illinois banks and one Minnesota bank had total assets of approximately $2.6 billion, $944 million and $1.1 billion, respectively, as of December 31, 1993. Firstar has one bank in Phoenix, Arizona with total assets of $99 million. Firstar's principal subsidiary, Firstar Bank Milwaukee, N.A., had total assets of $5.5 billion which represented 40 percent of Firstar's consolidated assets at December 31, 1993, and is the largest commercial bank in Wisconsin.

  Firstar provides banking services throughout Wisconsin and Iowa and in the Chicago, Minneapolis-St. Paul and Phoenix metropolitan areas. Its Wisconsin bank subsidiaries operate in 113 locations, with offices in eight of the ten largest metropolitan population centers of the state, including 46 offices in the Milwaukee metropolitan area. Its Iowa bank subsidiaries operate in 42 locations; its Illinois bank subsidiaries in 15 locations; its Minnesota bank subsidiary in 25 locations; its Arizona bank in three locations; and a trust subsidiary in Florida in two locations. Firstar's bank subsidiaries provide a broad range of financial services for companies based in Wisconsin, Iowa, Illinois and Minnesota, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide trust and investment services to individual and corporate customers. Firstar Bank Milwaukee, N.A., Firstar Bank Cedar Rapids, N.A. and Firstar Bank Madison, N.A. also conduct international banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions. Nonbank subsidiaries provide retail brokerage services, trust and investment management services, residential mortgage banking activities, title insurance, business insurance, consumer and credit related insurance, and corporate computer and operational services.

  At December 31, 1993, Firstar and its subsidiaries employed 7,323 full-time and 2,345 part-time employees, of which approximately 926 full-time employees are represented by a union under a collective bargaining agreement that expires on August 31, 1996. Management considers its relations with its employees to be good.

COMPETITION

  Banking and bank-related services is a highly competitive business. Firstar's subsidiaries compete primarily in Wisconsin and the Midwestern United States. Firstar and its subsidiaries have numerous competitors, some of which are larger and have greater financial resources. Firstar competes with other commercial banks and financial intermediaries, such as savings banks, savings and loan associations, credit unions, mortgage companies, leasing companies and a variety of financial services and advisory companies located throughout the country.

SUPERVISION

  Firstar's business activities as a bank holding company are regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956 which imposes various requirements and restrictions on its operations. The activities of Firstar and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

  The business of banking is highly regulated, and there are various requirements and restrictions in the laws of the United States and the states in which the subsidiary banks operate including the requirement to maintain reserves against deposits and adequate capital to support their operations, restrictions on the nature and amount of loans which may be made by the banks, restrictions relating to investment (including loans to and investments in affiliates), branching and other activities of the banks.

  Firstar's subsidiary banks with a national charter are supervised and examined by the Comptroller of the Currency. The subsidiary banks with a state charter are supervised and examined by their respective state banking agency and either by the Federal Reserve if a member bank of the Federal Reserve or by the FDIC if a nonmember. All of the Firstar subsidiary banks are also subject to examination by the Federal Deposit Insurance Corporation.

  In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly increased the enforcement powers of the federal regulatory agencies having supervisory authority over Firstar and its subsidiaries. Certain parts of such legislation, most notably those which increase deposit insurance assessments and authorize further increases to recapitalize the bank deposit insurance fund, increase the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital falls to certain levels. Under the new rules, five capital categories have been established which range from "critically undercapitalized" to "well capitalized". Failure of a depository institution to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restricting new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis.

  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Changes to such monetary policies have had a significant effect on operating results of financial institutions in the past and are expected to have such an effect in the future; however, the effect of possible future changes in such policies on the business and operations of Firstar cannot be determined.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of all the executive officers (14) of Firstar as of December 31, 1993. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar and/or one or more of its subsidiaries during the past five years, except Messrs. Stowe and Schoenke, who were previously employed by other banking companies and joined Firstar as executive officers in 1989 and 1990, respectively. There are no family relationships between any of the executive officers.

        NAME                    AGE                  POSITION
        ----                    ---                  --------
Roger L. Fitzsimonds...........  55 Chairman of the Board and Chief Executive
                                    Officer of Firstar (Since February 1991)
John A. Becker.................  51 President and Chief Operating Officer of
                                    Firstar (Since January 1990)
Chris M. Bauer.................  45 Chairman of the Board and President of
                                    Firstar Bank Milwaukee (Since January 1991)
James R. Lang..................  50 Chairman of the Board and President of
                                    Firstar Corporation of Iowa (Since April
                                    1991)
Ronald A. Bero.................  58 Senior Executive Vice President of Firstar
                                    (Since September 1989)
Richard W. Schoenke............  50 President of Firstar Bank of Minnesota
                                    (Since July 1990)
Michael J. Schmitz.............  59 Executive Vice President of Firstar
                                    (Since October 1990)
Jon H. Stowe...................  49 Executive Vice President of Firstar
                                    (Since January 1994)
Blaine E. Rieke................  60 Chairman of the Board of Firstar Trust
                                    Company (Since November 1981)
William H. Risch...............  55 Senior Vice President-Finance & Treasurer
                                    of Firstar (Since January 1984)
Dennis R. Fredrickson..........  49 Senior Vice President of Firstar
                                    (Since October 1988)
John R. Heistad................  47 Senior Vice President and Chief Credit
                                    Officer of Firstar (Since January 1992)
Howard H. Hopwood III..........  48 Senior Vice President and General Counsel
                                    of Firstar (Since January 1986)
Ronald E. Roder................  45 Senior Vice President of Firstar Bank
                                    Milwaukee (Since December 1988)

ITEM 2. PROPERTIES

  On December 31, 1993, Firstar had 200 banking locations, of which 147 were owned and 53 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

  Firstar and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which involve substantial claims for compensatory or punitive damages. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe that the final outcome will have a material adverse effect on the financial condition of Firstar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  See Item 6 of this document for information on stock price ranges and dividends. The principal markets for the quotations of stock prices are the New York Stock Exchange and Chicago Stock Exchange. There were 9,962 holders of record of Firstar's $1.25 par value common stock on March 3, 1994.

ITEM 6. SELECTED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31
                              -------------------------------------------------
                                1993      1992      1991      1990       1989
                              --------  --------  --------  ---------  --------
                              (thousands of dollars, except per share data)
EARNINGS AND DIVIDENDS
Net interest revenue........  $568,056  $539,152  $480,596  $ 429,954  $413,102
Provision for loan losses...    24,567    44,821    50,276     49,161    52,362
Net income..................   204,294   165,985   134,331    117,457   111,135
Per common share:
 Net income.................      3.15      2.62      2.14       1.82      1.72
 Dividends..................      1.00       .80      .705       .635      .545
 Stockholders' equity.......     17.96     15.94     14.17      12.79     11.65
Average common shares
 (000's)....................    63,747    61,879    60,998     61,218    60,164
- --------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average assets....      1.59%     1.36%     1.16%      1.06%     1.07%
Return on average common
 equity.....................     18.61     17.43     15.85      14.83     15.65
Equity to assets............      8.38      7.96      7.44       7.03      7.08
Net loan charge-offs as a
 percentage of
 average loans..............       .25       .43       .47        .48       .66
Nonperforming assets as a
 percentage of
 loans and other real
 estate.....................       .72      1.09      1.43       1.87      1.61
Net interest margin.........      5.21      5.27      5.00       4.76      4.88
- --------------------------------------------------------------------------------
                                          (millions of dollars)
BALANCE SHEET AT DECEMBER 31
Total assets................  $ 13,794  $ 13,169  $ 12,309  $  12,020  $ 11,163
Investment securities.......     2,834     2,864     2,870      2,642     2,312
Loans:
 Commercial.................     5,306     4,803     4,556      4,426     4,222
 Consumer...................     3,678     3,308     2,989      2,920     2,649
  Total.....................     8,984     8,111     7,545      7,346     6,871
Earning assets..............    12,117    11,408    10,747     10,326     9,619
Deposits:
 Core.......................    10,191     9,947     9,099      8,744     7,977
 Other......................       973       937       964        977       954
  Total.....................    11,164    10,884    10,063      9,721     8,931
Long-term debt..............       126       158       144        185       166
Stockholders' equity........     1,156     1,048       916        844       790
- --------------------------------------------------------------------------------
STOCK PRICE INFORMATION
High........................  $ 37 1/4  $ 31 7/8  $24 7/16  $16 15/16  $ 17 1/2
Low.........................  29 3/8    23 1/8    12 3/4    11         12 13/16
Close.......................  30 3/4    31 1/2    24 1/8    14 1/8     16 1/4

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

  Firstar reported record earnings in 1993 of $204.3 million, a 23.1% improvement over the $166.0 million earned in 1992. On a per common share basis, 1993 net income increased 20.2% to $3.15 from $2.62 earned in 1992. In 1991, net income was $134.3 million or $2.14 per common share. Firstar has seen successive quarterly improvements in net income for the past twelve quarters.

  Earnings as measured as a percent of average common equity increased to 18.61% in 1993, compared to 17.43% in 1992 and 15.85% in 1991. This performance level places Firstar within the top 25% of bank holding companies in its peer group during each of the past three years. This group currently consists of the 29 companies with assets ranging from $10 billion to $25 billion. Return on average assets has shown similar improvement with the return reaching 1.59% in 1993 compared with 1.36% in 1992 and 1.16% in 1991.

  Table 1 highlights the major factors affecting the changes in earnings during the last two years. Continued improvement in both net interest revenue and other operating revenue were key factors in the earnings improvement during both years. Also of benefit was a lower loan loss provision resulting from lower net charge-offs and reduced nonperforming assets. Operating expenses, while increasing, were reduced relative to gross revenues resulting in further improvement in Firstar's efficiency ratio.

                                    TABLE 1

                     CHANGE IN NET INCOME PER COMMON SHARE

                                                       1993 VS 1992 1992 VS 1991
                                                       ------------ ------------
Prior period net income...............................    $2.62        $2.14
Changes due to:
 Net interest revenue.................................      .20          .83
 Other operating revenue..............................      .51          .39
 Provision for loan losses............................      .34          .10
 Personnel costs......................................     (.32)        (.28)
 Nonpersonnel costs...................................      .11         (.28)
 Income tax expense...................................     (.32)        (.29)
 Preferred stock dividend.............................      .01          .01
                                                          -----        -----
Current period net income.............................    $3.15        $2.62
                                                          =====        =====

- --------
Calculation based upon shares outstanding in each year.

  The net interest margin remained near record levels in 1993, declining modestly from the 1992 high of 5.27% to 5.21% in 1993. During 1991 the margin was 5.00%. Other operating revenue has shown a 13.8% improvement over 1992, led by increased trust and investment management fees along with gains from the mortgage banking business. This growth in fee related revenue follows a similar 10.4% rise in 1992. Continued emphasis has been placed on cost control and operational efficiencies. Operating expenses rose by 5.4% in 1993 and 8.2% in 1992.

  Further improvements in asset quality were achieved in 1993. Nonperforming assets were reduced to $64.9 million at December 31, 1993, compared with $88.8 million and $108.5 million at the end of 1992 and 1991 respectively. Nonperforming assets now represent .72% of total loans and other real estate. As a point of comparison, the median of Firstar's peer group is approximately twice as high. Within this peer group, Firstar ranks third by this measure of asset quality.

  Stockholders' equity was $1.16 billion at the end of 1993. Capital strength, by all measures, remains strong. Firstar's capital ratios are in the top quartile of its peer group and it has the highest capital rating by its regulatory agency.

NET INTEREST REVENUE

  Net interest revenue, which comprises interest and loan-related fees less interest expense, is the principal source of earnings for Firstar. Net interest revenue is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. Net interest margin is net interest revenue expressed as a percentage of average earning assets. To permit comparisons, net interest revenue and margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a taxable-equivalent basis. Table 2 shows the components of net interest revenue, net income and net interest margin for 1993 and the two prior years.

                                    TABLE 2
             CONDENSED INCOME STATEMENTS--TAXABLE-EQUIVALENT BASIS

                                                        CHANGE FROM PRIOR YEAR
                                                    -----------------------------------
                                                     1993 VS 1992      1992 VS 1991
                                                    ----------------  -----------------
                           1993    1992     1991    AMOUNT   PERCENT  AMOUNT    PERCENT
                          ------  ------  --------  ------   -------  -------   -------
                                          (millions of dollars)
Interest revenue........  $867.0  $898.5  $  981.7  $(31.5)    (3.5)% $ (83.2)    (8.5)%
Taxable-equivalent
 adjustment.............    29.3    31.7      35.5    (2.4)    (7.6)     (3.8)   (10.7)
                          ------  ------  --------  ------            -------
 Interest revenue--
  taxable-equivalent....   896.3   930.2   1,017.2   (33.9)    (3.6)    (87.0)    (8.6)
Interest expense........   298.9   359.4     501.1   (60.5)   (16.8)   (141.7)   (28.3)
                          ------  ------  --------  ------            -------
 Net interest revenue--
  taxable-equivalent....   597.4   570.8     516.1    26.6      4.7      54.7     10.6
Provision for loan
 losses.................    24.6    44.8      50.3   (20.2)   (45.1)     (5.5)   (10.9)
Other operating revenue.   342.2   300.8     272.5    41.4     13.8      28.3     10.4
Other operating expense.   587.7   557.6     515.5    30.1      5.4      42.1      8.2
                          ------  ------  --------  ------            -------
 Income before income
  taxes.................   327.3   269.2     222.8    58.1     21.6      46.4     20.8
Provision for income
 taxes..................    93.7    71.5      53.0    22.2               18.5
Taxable-equivalent
 adjustment.............    29.3    31.7      35.5    (2.4)              (3.8)
                          ------  ------  --------  ------            -------
 Net income.............  $204.3  $166.0  $  134.3  $ 38.3     23.1   $  31.7     23.6
                          ======  ======  ========  ======            =======
Yield on earning assets.    7.82%   8.58%     9.86%   (.76)%            (1.28)%
Cost of interest-bearing
 liabilities............    3.34    4.16      5.88    (.82)             (1.72)
                          ------  ------  --------  ------            -------
Interest spread.........    4.48    4.42      3.98     .06                .44
Impact of interest-free
 funds..................     .73     .85      1.02    (.12)              (.17)
                          ------  ------  --------  ------            -------
 Net interest margin....    5.21%   5.27%     5.00%   (.06)%              .27%
                          ======  ======  ========  ======            =======

  Net interest revenue increased 4.7% to $597.4 million during 1993, which compares with a 10.6% increase in 1992. The growth in both years benefited from higher average earning asset balances. During 1993 the positive effect of increased average earning asset balances was partially offset by the decline in the net interest margin. In 1992, however, the increased margin contributed significantly to the improved net interest revenue.

  Net interest margin for the current year was 5.21% compared with 5.27% in 1992 and 5.00% in 1991. The margin declined modestly in 1993 but nonetheless remains strong relative to earlier years. Rates paid on interest bearing liabilities adjust to general market changes more rapidly than rates on loans and investments, thus increasing Firstar's interest rate spreads. This spread, which is the difference between the earning asset rate and the rate paid on interest bearing liabilities, widened by .06%, or 6 basis points, in 1993 compared to 44 basis points in 1992. A general movement by customers from time certificates of deposit to lower rate savings and interest bearing transaction accounts during the past two years has aided the interest rate spread. Offsetting the benefit of wider spreads was the lower contribution of interest-free funds supporting earning assets. While the level of earning assets funded by noninterest-bearing liabilities increased to 21.8% in 1993 from 20.4% in 1992 and 17.4% in 1991, the lower interest rates reduced the earnings contribution of these funds. This factor reduced the net interest margin by 12 basis points in 1993 and 17 basis points during 1992.

  Foregone interest on nonperforming loans and other real estate reduced net interest revenue by $4.6 million in 1993, $8.3 million in 1992 and $13.2 million in 1991. This resulted in a corresponding reduction in net interest margin of .03% in 1993 and .05% in 1992 and .11% in 1991. The lower impact is a reflection of Firstar's reduced level of nonperforming assets.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis declined by 3.6% to $896.3 million in 1993. This resulted from lower overall interest rates, which was partially offset by the 5.7% increase in average earning assets. The rate received on earning assets declined from 8.58% in 1992 to 7.82% in 1993. Likewise, the 5.1% decline in interest revenue during 1992 was attributable to lower interest rates, despite increases in average earning assets. The rate on all earning assets declined from 9.86% in 1991 to 8.58% in 1992. During this three-year period the prime rate dropped from a high of 10% to the current 6% level.

                                    TABLE 3
                   ANALYSIS OF INTEREST REVENUE AND EXPENSE

                                                             1993 VS 1992                  1992 VS 1991
                                                       ---------------------------  -----------------------------
                                    INTEREST                          DUE TO                        DUE TO
                          ----------------------------  TOTAL    -----------------    TOTAL    ------------------
                            1993     1992      1991     CHANGE   VOLUME     RATE     CHANGE    VOLUME     RATE
                          -------- -------- ---------- --------  -------  --------  ---------  -------  ---------
                                                        (thousands of dollars)
Interest-bearing
 deposits with banks....  $  1,385 $  2,608 $    4,238 $ (1,223) $(1,441) $    218  $  (1,630) $   564  $  (2,194)
Federal funds sold and
 resale agreements......     4,602    9,791     13,016   (5,189)  (4,138)   (1,051)    (3,225)   2,193     (5,418)
Trading account
 securities.............       985    1,012        989      (27)     111      (138)        23      169       (146)
Investment securities...   197,373  215,586    231,148  (18,213)   6,221   (24,434)   (15,562)  12,400    (27,962)
Commercial loans........   385,322  382,129    439,212    3,193   33,766   (30,573)   (57,083)  10,905    (67,988)
Consumer loans..........   306,658  319,102    328,633  (12,444)  27,327   (39,771)    (9,531)  22,364    (31,895)
                          -------- -------- ---------- --------                     ---------
 Total loans............   691,980  701,231    767,845   (9,251)  61,111   (70,362)   (66,614)  32,347    (98,961)
                          -------- -------- ---------- --------                     ---------
 Total interest revenue.   896,325  930,228  1,017,236  (33,903)  51,334   (85,237)   (87,008)  49,862   (136,870)
Interest-bearing demand.    23,666   31,977     45,490   (8,311)   3,105   (11,416)   (13,513)   7,149    (20,662)
Savings passbook........    38,214   40,247     48,789   (2,033)   7,306    (9,339)    (8,542)   9,262    (17,804)
Consumer time...........   171,282  213,325    288,326  (42,043)  (5,917)  (36,126)   (75,001)  (6,098)   (68,903)
Commercial time.........    28,472   35,856     56,194   (7,384)    (829)   (6,555)   (20,338)  (1,514)   (18,824)
                          -------- -------- ---------- --------                     ---------
 Total deposits.........   261,634  321,405    438,799  (59,771)   8,359   (68,130)  (117,394)  16,072   (133,466)
Short-term borrowed
 funds..................    23,811   23,423     45,434      388    4,028    (3,640)   (22,011)  (7,036)   (14,975)
Long-term debt..........    13,453   14,541     16,850   (1,088)  (1,026)      (62)    (2,309)  (1,880)      (429)
                          -------- -------- ---------- --------                     ---------
 Total interest expense.   298,898  359,369    501,083  (60,471)  13,049   (73,520)  (141,714)   6,712   (148,426)
                          -------- -------- ---------- --------                     ---------
 Net interest revenue...  $597,427 $570,859 $  516,153 $ 26,568   31,715    (5,147) $  54,706   25,486     29,220
                          ======== ======== ========== ========                     =========

- --------
Calculations are computed on a taxable-equivalent basis using a tax rate of 35% in 1993 and 34% in 1992 and 1991. The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

  Total interest expense was $298.9 million in 1993, a reduction of 16.8% from 1992. The interest rates on liabilities, declining from 4.16% in 1992 to 3.34% in 1993, produced the lower expense. During 1992 interest expense declined by 28.3% similarly due to reduced interest rates paid, dropping from 5.88% in 1991 to 4.16% in 1992.

OTHER OPERATING REVENUE

  Total other operating revenue amounted to $342.3 million, an increase of $41.5 million or 13.8% from 1992. The comparable growth during 1992 was 10.4%. This growth reflects the continuing effort to emphasize non-interest revenue. This focus provides several benefits to Firstar. Much of Firstar's fee revenue is not subject to the fluctuations that are inherent in the interest rate cycle. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 4 shows the composition of other operating revenue.

                                    TABLE 4
                      ANALYSIS OF OTHER OPERATING REVENUE

                                            YEARS ENDED DECEMBER 31
                                  --------------------------------------------
                                    1993     1992     1991     1990     1989
                                  -------- -------- -------- -------- --------
                                             (thousands of dollars)
Trust and investment management
 fees............................ $110,185 $ 95,926 $ 80,813 $ 70,051 $ 64,131
Service charges on deposit
 accounts........................   74,071   66,301   59,368   50,250   44,078
Credit card service revenue......   53,316   51,867   54,594   51,562   46,065
Mortgage banking revenue.........   26,774   13,058    7,922    6,129    5,279
Data processing fees.............   21,431   24,215   24,286   24,348   24,851
Insurance revenue................   10,410    8,440    7,643    7,147    6,792
Brokerage revenue................    8,718    6,135    3,012    2,113    2,133
International fees...............    5,234    5,151    4,712    4,476    4,147
Electronic funds transfer fees...    3,678    3,135    2,849    2,732    2,339
Safe deposit fees................    3,323    3,237    3,136    3,058    2,939
Trading securities gains.........    2,074    1,802    1,579    1,559    2,591
Foreign exchange gains...........    1,877    1,752    1,370      667    1,078
Municipal finance fees...........    1,368    1,153      937    1,222    1,201
Investment securities gains
 (losses)........................      182      981    1,619      117      (20)
Other............................   19,624   17,614   18,695   22,870   17,917
                                  -------- -------- -------- -------- --------
 Total........................... $342,265 $300,767 $272,535 $248,301 $225,521
                                  ======== ======== ======== ======== ========

  Other operating revenue now represents 36% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During 1993 this ratio was 2.66% compared to 2.46% in 1992 and 2.33% in 1991. These figures place Firstar fifth among the 29 banking organizations with total assets of $10 billion to $25 billion.

  Trust and investment management fees are the single largest source of fee revenue, contributing $110.2 million, nearly a third of other operating revenue. This level represents a 14.9% growth in revenue in 1993 which in turn followed an 18.7% rise in the previous year. This pattern of growth was the result of the development of new business and increased market value of assets. Expanded services are being offered through Firstar's banking network. Additional marketing efforts are also being directed to institutional investors beyond the Midwest. The introduction of fourteen proprietary mutual funds and the serving as custodian/transfer agent for 160 publicly registered mutual funds have enhanced trust revenues. Trust assets under management increased by 8.3% during 1993 to $14.8 billion at the end of the year. Additional assets held in custody accounts rose by 22.1% to $39.3 billion.

  Revenue from service charges on deposit accounts increased 11.7% in 1993 to a level of $74.1 million, which follows a similar increase in 1992. This growth resulted from an increase in deposits, along with the repricing of certain account charges. Another factor was the impact of the lower rate environment on business accounts, which receive a rate credit for deposit balances in lieu of cash payments. Additional service charge fees were collected as a result of lower rate credits to these accounts in both years.

  Credit card service revenues are the third largest source of fee revenue totaling $53.3 million during 1993, which was a 2.8% increase over 1992. During 1992, credit card revenue declined by 5.0%. Increased competition from other card issuers and some consumer anxiety about economic conditions have reversed previous growth trends. The favorable introduction of new credit card products and growth in merchant fee activity have been encouraging trends. Firstar services 600,000 active card holders, has 32,500 merchant accounts and provides credit card programs to more than 780 financial institutions. This customer base, which covers the Upper Midwest and includes Wisconsin, Iowa, Illinois, Minnesota, Upper Michigan and the Dakotas, provides a market for the sale and expansion of other financial products.

  Revenue from mortgage banking activities increased substantially during 1993, up 105% to $26.8 million. This income represents mortgage servicing fees, loan origination fees and gains on loan sales into the secondary market. Historically low interest rates fueled a refinancing boom. Loan originations totaled $1.3 billion in 1993 and total loans serviced for others were $2.0 billion at the end of the year. Firstar has expanded its mortgage banking activities during the last two years through coordinated marketing efforts within Firstar's banking network.

  Data processing fee income declined 11.5% in 1993 after remaining essentially level during the prior two years. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues. Intense price competition has also occurred due to the shrinking market for sales and has affected revenue levels through pricing changes and some loss of customers.

  The past two years saw continued growth in insurance activity, with a 23.3% increase in 1993 compared with 10.4% during 1992. This line of business generates revenue from the sale of annuities and insurance products and represents an important element in Firstar's strategy to continually expand fee revenue.

  Brokerage revenue increased by 42.1% during 1993 to $8.7 million. This follows a 1992 increase of 103.7%. This rapid growth reflects the expanded marketing effort throughout the Firstar banking system and favorable market conditions.

  The remaining sources of other operating revenue derive from a wide range of services and collectively increased by 3.9% in 1993 and 1.7% during 1992, excluding the effect of $2 million of nonrecurring revenue in 1993.

OTHER OPERATING EXPENSES

  Total operating expense increased by 5.4% to $587.7 million in 1993 compared with an increase of 8.2% in 1992. Information on the components of other operating expense is shown in Table 5.

                                    TABLE 5
                      ANALYSIS OF OTHER OPERATING EXPENSE

                                              YEARS ENDED DECEMBER 31
                                    --------------------------------------------
                                      1993     1992     1991     1990     1989
                                    -------- -------- -------- -------- --------
                                               (thousands of dollars)
Salaries........................... $257,405 $237,997 $221,780 $205,082 $191,017
Employee benefits..................   59,443   49,610   44,977   40,489   41,568
                                    -------- -------- -------- -------- --------
 Total personnel expense...........  316,848  287,607  266,757  245,571  232,585
Net occupancy expense..............   48,731   44,408   42,252   35,708   36,618
Equipment expense..................   48,139   48,720   42,483   39,774   38,422
Business development...............   24,063   23,055   20,883   16,960   16,704
F.D.I.C. insurance.................   23,670   22,488   19,325   10,360    6,734
Stationery and supplies............   19,060   18,123   16,767   15,591   15,856
Delivery...........................   15,452   15,840   15,149   13,141   12,629
Professional fees..................   15,336   14,040   14,688   15,431   12,313
Information processing expense.....   14,996   14,544   14,836   14,048   11,354
Amortization of intangibles........   12,717   15,520    8,676    9,006    7,635
Employee education/recruiting......    7,730    5,982    4,258    4,224    4,316
Federal Reserve processing fees....    5,033    5,370    4,992    5,210    4,088
Commissions and service fees.......    4,631    6,264    4,330    4,021    3,204
Wire communication.................    4,586    4,411    4,250    4,246    4,124
Processing and other losses........    3,972    3,314    3,222    2,713    2,565
Credit card assessment fees........    3,851    3,475    3,133    2,739    2,312
Net other real estate expense......    2,056    4,303   10,537    9,837    2,360
Published information..............    2,051    2,216    2,099    2,253    1,977
Insurance..........................    1,240    1,211    1,510    1,867    1,648
Other..............................   13,582   16,675   15,389   12,100   12,064
                                    -------- -------- -------- -------- --------
 Total nonpersonnel expense........  270,896  269,959  248,779  219,229  196,923
                                    -------- -------- -------- -------- --------
 Total other operating expense..... $587,744 $557,566 $515,536 $464,800 $429,508
                                    ======== ======== ======== ======== ========

  Personnel costs, which include salaries and fringe benefits, are the largest component of operating expenses, representing more than half of operating costs. This expense rose by 10.2% in 1993 compared with 7.8% in 1992. Salaries rose by 8.2% in 1993 and 7.3% in 1992. In addition to normal merit increases, the staffing level has risen from 7,709 full-time equivalent employees at December 31, 1991 to 8,246 at year-end 1992 and 8,608 at year-end 1993. Approximately half of this staffing growth was attributable to bank acquisitions.

  Employee benefit costs rose by 19.8% in 1993 after increasing by 10.3% in 1992. Firstar adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" in 1993. The statement requires employers to recognize postretirement benefits on an accrual basis over employee service periods, as contrasted to the expensed-as-incurred method of accounting. Excluding the impact of Statement No. 106, which increased costs by $7.0 million, employee benefit costs rose by 5.7% during 1993.

  The Financial Accounting Standards Board also issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which is effective in 1994. The statement requires employers to recognize benefits provided to former employees after employment but before retirement. These postemployment benefits include salary continuation, severance benefits and benefit continuation. The statement will not affect Firstar's current accounting practice with respect to these payments.

  Net occupancy expense increased by 9.7% in 1993 and 5.1% in 1992. The addition of new banks and costs associated with office closings/restructuring have affected the increase in 1993 and 1992. Office closing/restructuring charges added $2.2 million, $1.5 million and $3.3 million to expense in 1993, 1992 and 1991, respectively.

  Equipment expense declined by 1.2% after increasing by 14.7% in 1992. Firstar has invested in upgraded central data processing equipment as a result of the growth of Firstar through bank acquisitions and strong growth of fee service businesses. Ensuring that Firstar data processing capabilities are up-to-date is critical to deliver quality services in a cost-effective manner to customers.

  Business development costs rose by 4.4% in 1993 and 10.4% in 1992. Increased marketing and advertising expenses associated with expansion into new markets, office consolidation programs and changing bank names caused the rise in expenses.

  FDIC insurance is an uncontrollable cost, with the premium established by the federal regulatory agency. This expense has more than tripled since 1989. The FDIC set new premium schedules in 1993 which specified varying premium amounts based upon capitalization levels and soundness criteria. Firstar's capital strength has permitted payments at the lowest rate levels.

  The amortization of intangibles includes amounts associated with goodwill, core deposit intangibles and purchased mortgage loan servicing rights. During 1993 and 1992 additional amortization of mortgage servicing rights was taken due to the high volume of the underlying mortgage loans which were refinanced. Expense associated with the amortization of mortgage servicing rights was $5.2 million in 1993, $8.3 million in 1992 and $1.6 million in 1991. The remaining unamortized mortgage loan service rights were $2.4 million at the end of 1993.

  Expenses associated with foreclosed real estate were further reduced during 1993, decreasing to $2.1 million from $4.3 million in 1992 and $10.5 million in 1991. Included in these expenses are costs associated with the loss on sale and reduction in the book value of the properties of $.8 million in 1993, $1.3 million in 1992 and $8.3 million in 1991. The remaining costs represent the net expense of operating the properties.

  All other expenses include a wide range of items and remained level in 1993 and increased by 6.5% in 1992.

  A measure of the success in managing operating expense is expressed in the ratio of expense to revenue and is referred to as the efficiency ratio. The objective is to reduce this ratio through revenue growth, cost control or a combination of both. This ratio was 62.6% in 1993, 64.0% in 1992 and 65.5% in 1991 and places Firstar above the median level of its peer companies. Firstar continues to seek ways to improve its efficiency.

PROVISIONS FOR LOAN LOSSES

  The provision for loan losses is used to cover actual loan losses and to adjust the size of the reserve relative to the amount and quality of loans. In determining the adequacy of the reserve, management considers the financial strength of borrowers, loan collateral, current and anticipated economic conditions and other factors. The 1993 provision for loan losses was $24.6 million, compared with $44.8 million in 1992 and $50.3 million in 1991. The reduced level of nonperforming assets and lower net charge-offs have permitted Firstar to reduce its provision for loan losses.

INCOME TAXES

  Income tax expense was $93.7 million in 1993, compared to $71.5 million in 1992 and $53.0 million in 1991. The effective tax rate was 31.4% in 1993, 30.1% in 1992 and 28.3% in 1991. The effective tax rate rose in 1993 due to a 1% increase in the federal corporate tax rate. Additionally, in both 1993 and 1992, a lower level of tax-exempt municipal interest income served to increase the effective tax rate.

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 changes the method of accounting for income taxes from the deferral method to the asset and liability approach. Under previous rules, the tax effects of timing differences between financial reporting and taxable income were deferred. Under Statement No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled are used.

  Firstar adopted Statement No. 109 in 1993. The cumulative effect on earnings of adoption resulted in an increase to earnings of $2.3 million and is reported as a component of the provision for income taxes.

BALANCE SHEET ANALYSIS

  Changes in the balance sheet of a financial institution reflect both the forces of the marketplace and the company's response to these conditions. Firstar's strategy in managing balance sheet growth is based upon the goals of enhancing soundness and providing a broad range of services for customers.

  Total assets at the end of 1993 reached $13.8 billion, an increase of $625 million or 4.7% over a year earlier. Average total assets for 1993 were $12.9 billion, an increase of 5.6% over 1992.

  Table 6 shows the geographic distribution of Firstar's banking assets. Firstar has expanded beyond its Wisconsin base through select acquisitions. Assets outside of Wisconsin now represent 36% of consolidated assets. Firstar's acquisition activity will focus on attractive markets in the upper Midwest that will complement the existing Firstar banking network. The combination of internal growth and acquisitions provides new opportunities to build and diversify Firstar's earnings within an economically stable region.

                                    TABLE 6
                           SUBSIDIARY AVERAGE ASSETS

                               1993               1992               1991
                         ------------------ ------------------ -----------------
                          AMOUNT    PERCENT  AMOUNT    PERCENT  AMOUNT   PERCENT
                         ---------  ------- ---------  ------- --------- -------
                                         (millions of dollars)
Bank groups:
Wisconsin--lead bank.... $ 4,879.2    37.9% $ 4,478.5    36.8% $ 4,152.0   35.7%
Wisconsin--other banks..   3,533.8    27.5    3,268.9    26.9    3,038.7   26.2
Iowa banks..............   2,501.2    19.5    2,576.2    21.2    2,616.6   22.5
Minnesota bank..........   1,074.0     8.4    1,037.3     8.5    1,025.4    8.8
Illinois banks..........     915.8     7.1      749.0     6.2      622.4    5.4
Arizona bank............      88.9      .7       82.9      .6       73.4     .6
                         ---------   -----  ---------   -----  ---------  -----
 Subtotal...............  12,992.9   101.1   12,192.8   100.2   11,528.5   99.2
Trust and investment
 subsidiaries...........      96.7      .7       78.5      .6       57.7     .5
Nonbank subsidiaries....      23.1      .2       37.6      .3       20.6     .2
Parent
 company/eliminations...    (255.5)   (2.0)    (139.1)   (1.1)      15.7     .1
                         ---------   -----  ---------   -----  ---------  -----
 Total.................. $12,857.2   100.0% $12,169.8   100.0% $11,622.5  100.0%
                         =========   =====  =========   =====  =========  =====

LOANS AND INVESTMENTS

  Earning assets, shown in Table 7, averaged $11.5 billion, an increase of $620 million, or 5.7% over 1992. Loans, the largest category of earning assets, represented 72.7% of earning assets as compared to 70.4% in 1992. On average, loans totaled $8.3 billion, an increase of $698 million or 9.1% over 1992. Excluding the impact of loans added through bank acquisitions, average loans grew by 5.1%.

                                    TABLE 7
                             AVERAGE EARNING ASSETS

                               1993              1992              1991
                         ----------------- ----------------- ------------------
                          AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT    PERCENT
                         --------- ------- --------- ------- ---------  -------
                                         (millions of dollars)
Commercial and
 industrial............. $ 2,287.4   20.0% $ 2,003.7   18.5% $ 2,042.8    19.8%
Real estate.............   1,860.7   16.2    1,711.7   15.8    1,511.0    14.6
Foreign.................      21.9     .2       19.6     .2       24.2      .2
Other...................     766.6    6.7      784.8    7.2      821.3     8.0
                         ---------  -----  ---------  -----  ---------   -----
 Commercial loans.......   4,936.6   43.1    4,519.8   41.7    4,399.3    42.6
Credit card.............     500.9    4.4      520.6    4.8      565.8     5.5
Real estate--mortgage...   1,291.1   11.3    1,197.1   11.0    1,083.4    10.5
Home equity.............     416.5    3.6      325.2    3.0           *
Other...................   1,187.9   10.3    1,072.3    9.9    1,267.9    12.3
                         ---------  -----  ---------  -----  ---------   -----
 Consumer loans.........   3,396.4   29.6    3,115.2   28.7    2,917.1    28.3
                         ---------  -----  ---------  -----  ---------   -----
 Total loans............   8,333.0   72.7    7,635.0   70.4    7,316.4    70.9
Investment securities...   2,929.0   25.6    2,845.0   26.2    2,694.7    26.1
Interest-bearing
 deposits with banks....      33.0     .3       67.9     .6       59.0      .6
Federal funds sold and
 resale agreements......     147.8    1.3      277.1    2.6      232.3     2.3
Trading account
 securities.............      17.3     .1       15.5     .2       13.1      .1
                         ---------  -----  ---------  -----  ---------   -----
 Total.................. $11,460.1  100.0% $10,840.5  100.0% $10,315.5   100.0%
                         =========  =====  =========  =====  =========   =====

- -----------
*Comparable data not available

  Commercial loans, which account for 59% of the loan portfolio, increased by $417 million, or 9.2% on average, to $4.9 billion during 1993. Excluding bank acquisitions which occurred during the past two years, commercial loans have increased by 7.0%. This represents a significant change from 1992 where internally generated loan growth was just over 1%. The Wisconsin banks have experienced commercial loan growth of over 9% during 1993 while the Iowa banks' commercial loans rose by 4%.

  Consumer loans averaged $3.4 billion, an increase of $281 million, or 9.0% over 1992. Acquisitions added $212 million of this increase. Consumer loans rose by 2.3% excluding this factor.

  The level of credit card loans outstanding has declined during the last two years. Average balances were 3.8% lower in 1993 compared to 1992 which in turn was 8.0% lower than 1991. This trend is in part due to increased competitive pressures from new card issuers. Also a factor has been consumers' reluctance to increase personal debt combined with the opportunity afforded consumers to convert unsecured consumer debt to home equity secured loans at a much lower interest rate.

  Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, averaged $198 million in 1993, a decrease of $162 million, or 45.0%, from a year earlier. This decrease in part funded the increased loan demand.

  Investment securities represent 26% of earning assets. They averaged $2.9 billion during 1993, an increase of $84 million, or 3.0% over 1992. Tables 8 and 9 show the maturity range and changing mix of the investment portfolio. The average maturity of the portfolio was 2.2 years at the end of 1993. Current low interest rates do not make it advantageous to purchase longer maturity securities.

                                    TABLE 8
           MATURITY RANGE AND AVERAGE YIELD OF INVESTMENT SECURITIES

                                                                                            TOTAL
                          DUE WITHIN      ONE TO FIVE     FIVE TO TEN     AFTER TEN     DECEMBER 31,
                           ONE YEAR          YEARS           YEARS          YEARS           1993        AVERAGE
                         -------------  ---------------  -------------  -------------  ---------------  MATURITY
                          AMOUNT  RATE    AMOUNT   RATE   AMOUNT  RATE  AMOUNT  RATE     AMOUNT   RATE   YEARS
                         -------- ----  ---------- ----  -------- ----  ------- -----  ---------- ----  --------
                                                       (thousands of dollars)
U.S. Treasury and
 federal agencies....... $311,704 7.37% $1,088,245 5.43% $ 10,043 8.91% $   925  7.71% $1,410,917 5.90%   2.2
Mortgage backed
 obligations of federal
 agencies...............  110,107 7.39     182,483 7.55    37,009 8.54    3,138  7.50     332,737 7.60    2.7
State and political
 subdivisions...........  332,529 5.73     451,846 7.87   106,904 8.04   14,117 10.04     905,396 7.13    2.5
Corporate debt..........   26,527 6.88      42,086 6.74     1,446 6.61      435  8.27      70,494 6.80    1.3
Other...................  101,016 3.01                                                    101,016 3.01
                         --------       ----------       --------       -------        ----------
 Subtotal............... $881,883 6.23  $1,764,660 6.31  $155,402 8.20  $18,615  9.46   2,820,560 6.31    2.2
                         ========       ==========       ========       =======
Equity securities.......                                                                   13,745 6.33
                                                                                       ----------
 Total..................                                                               $2,834,305 6.31
                                                                                       ==========

- -----------
Rates are calculated on a taxable-equivalent basis using a tax rate of 35%. The maturity information on mortgage-backed obligations is based on anticipated payments.

  The Financial Accounting Standards Board issued in 1993, Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement established categories of investment securities which include held to maturity and available for sale. The latter securities are carried at market value and the former at amortized cost. Firstar adopted Statement No. 115 as of December 31, 1993. Firstar reviewed its investment policy and goals in conjunction with the statement and has classified its entire portfolio as to be held to maturity. Future purchases of securities may be classified as available for sale.

                                    TABLE 9
                             INVESTMENT SECURITIES

                                               DECEMBER 31
                          ------------------------------------------------------
                             1993       1992       1991       1990       1989
                          ---------- ---------- ---------- ---------- ----------
                                          (thousands of dollars)
U.S Treasury and federal
 agencies...............  $1,410,917 $1,131,715 $1,183,770 $1,247,864 $1,175,919
Mortgage backed
 obligations of federal
 agencies...............     332,737    385,215    410,826    395,186    305,840
State and political
 subdivisions...........     905,396    952,377    885,349    779,290    662,455
Corporate debt..........      70,494    244,821    287,326    195,171    148,488
Equity securities.......      13,745     13,713     10,968     10,224      8,369
Other...................     101,016    136,174     92,019     13,968     10,725
                          ---------- ---------- ---------- ---------- ----------
 Total..................  $2,834,305 $2,864,015 $2,870,258 $2,641,703 $2,311,796
                          ========== ========== ========== ========== ==========

FUND SOURCES

  Average fund sources, consisting of deposits and borrowed funds, increased by $532 million, or 4.9%, to $11.5 billion in 1993. Total deposits averaged $10.5 billion, an increase of $416 million, or 4.1% over 1992. Bank acquisitions accounted for the deposit growth. A change in the mix of deposits has occurred as customers have moved deposits to passbook and demand accounts to maintain liquidity. A future consequence of this movement of deposits may be an increased sensitivity to rising interest rates if these deposits flow back to term certificates or nonbank investment alternatives. The changing relationships of fund sources are shown in Table 10.

                                    TABLE 10
                              AVERAGE FUND SOURCES

                                 1993              1992              1991
                           ----------------- ----------------- -----------------
                            AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                           --------- ------- --------- ------- --------- -------
                                           (millions of dollars)
Transaction accounts.....  $ 3,949.9   34.4% $ 3,604.2   32.9% $ 3,087.7   29.3%
Savings passbook.........    1,490.2   13.0    1,239.4   11.3    1,017.3    9.7
Money market accounts....    1,063.8    9.3    1,048.7    9.6      949.4    9.0
Certificates of deposit..    3,107.3   27.0    3,280.4   29.9    3,485.3   33.2
                           ---------  -----  ---------  -----  ---------  -----
 Total core deposits.....    9,611.2   83.7    9,172.7   83.7    8,539.7   81.2
Commercial time deposits.      921.5    8.0      943.8    8.6      970.7    9.2
                           ---------  -----  ---------  -----  ---------  -----
 Total deposits..........   10,532.7   91.7   10,116.5   92.3    9,510.4   90.4
Short-term borrowed
 funds...................      822.6    7.2      692.9    6.3      840.8    8.0
Long-term debt...........      133.1    1.1      146.7    1.4      167.8    1.6
                           ---------  -----  ---------  -----  ---------  -----
 Total...................  $11,488.4  100.0% $10,956.1  100.0% $10,519.0  100.0%
                           =========  =====  =========  =====  =========  =====

  Core deposits, which include transaction accounts and consumer deposits, are Firstar's predominant and most stable source of funds. These deposits equaled $9.6 billion, an increase of $439 million, or 4.8% over 1992. Core deposits represent 84% of average fund sources. Firstar's expanding member bank network allows it to attract core deposits from its many markets.

  Commercial deposits were reduced by $22 million on average which was offset by increased levels of short-term borrowed funds which rose by $130 million. The net increase in non-core deposit funds was used to meet the increased loan demand of Firstar's customers.

CREDIT RISK MANAGEMENT

  Since the mid-1980's, credit management has been refined through procedural and personnel changes. Emphasis on credit quality standards and diversification of risk have been key strategies. The benefits of this program are seen in the significant reductions in nonperforming assets and overall credit quality achieved during the past several years. During this period nonperforming assets as a percentage of loans and other real estate have declined from 1.87% in 1990 to .72% at the end of 1993. Put in perspective of Firstar's peer group of banks, this placed Firstar near the top 10% for asset quality.

  Nonperforming assets consist of loans that are not accruing interest, loans with renegotiated credit terms and collateral acquired in settlement of nonperforming loans. The composition of these assets is shown in Table 11. These nonperforming assets totaled $64.9 million at December 31, 1993 and represented .72% of Firstar's $9.0 billion of loans and other real estate. This is a $23.9 million, or 27%, reduction from a year earlier.

                                    TABLE 11
                    NONPERFORMING ASSETS AND PAST DUE LOANS

                                              DECEMBER 31
                               ----------------------------------------------
                                1993     1992      1991      1990      1989
                               -------  -------  --------  --------  --------
                                         (thousands of dollars)
Nonaccrual loans:
 Commercial................... $21,243  $24,640  $ 30,506  $ 35,488  $ 31,987
 Commercial--real estate......  25,477   21,750    26,673    45,718    33,403
 Consumer.....................   6,417    7,997     7,190     7,130     3,991
 Foreign......................                         42        43        36
                               -------  -------  --------  --------  --------
  Total nonaccrual loans......  53,137   54,387    64,411    88,379    69,417
Renegotiated loans:
 Commercial...................     823    1,899     2,821     1,769     3,588
 Commercial--real estate......     690      542     1,418     4,039     5,343
                               -------  -------  --------  --------  --------
  Total renegotiated loans....   1,513    2,441     4,239     5,808     8,931
Other real estate*............  10,215   31,978    39,880    43,963    32,967
                               -------  -------  --------  --------  --------
  Total nonperforming assets.. $64,865  $88,806  $108,530  $138,150  $111,315
                               =======  =======  ========  ========  ========
Nonperforming assets as a
 percentage of:
 Loans and other real estate..     .72%    1.09%     1.43%     1.87%     1.61%
 Total assets.................     .47      .67       .88      1.15      1.00
Loans past due 90 days:
 Commercial................... $ 5,521  $ 5,020  $  5,621  $  8,326  $  8,310
 Commercial--real estate......   3,934    3,248     9,016     3,518     7,920
 Consumer.....................  12,348   12,359    13,591    12,524    10,511
 Foreign......................                                   50        27
                               -------  -------  --------  --------  --------
  Total loans past due 90
   days....................... $21,803  $20,627  $ 28,228  $ 24,418  $ 26,768
                               =======  =======  ========  ========  ========

- --------
*Nonperforming loans which were included in other real estate under "in substance foreclosure" accounting rules were $10.5 million, $10.5 million, and $5.0 million at December 31, 1992, 1991 and 1990, respectively. Such "in substance foreclosed" loans were reclassified to loans in 1993.

  Commercial real estate related nonperforming assets totaled $36.4 million at the end of 1993, a reduction of 33% from a year earlier. These nonperforming assets represented 1.86% of their respective loan category. Firstar experienced an increase in real estate related nonperforming assets several years ago, although to a much lesser extent than many other financial institutions. These assets reached a high of $93.7 million at the end of 1990. As can be seen, significant progress has been made in reducing this category of nonperforming assets.

  The remaining commercial loan portfolio had a nonperforming asset ratio of .66%, down from .89% a year earlier. This is reflective of the overall financial strength of Firstar's commercial borrowers.

  Nonperforming consumer loans have also declined from previously higher levels. At year-end 1993, they represented a very minimal .17% of outstandings.

  While further reductions of nonperforming assets may not be likely, the attainment of this low level is an indication of Firstar's overall high asset quality. It is Firstar's goal to remain within the top 25% of its peer group in asset quality measures.

  Loans ninety days or more past due on December 31, 1993, totaled $21.8 million, compared with $20.6 million a year earlier. These loans are on a full accrual basis and are judged by management to be collectible in full. In addition, Firstar had $23 million of loans at December 31, 1993, on which interest is accruing, but, because of existing economic conditions or circumstances of the borrower, doubts exist as to the ability of the borrower to comply with the present loan terms. While these loans are identified as requiring additional monitoring, they do not necessarily represent future nonperforming assets.

  Additional indicators of asset quality can be found in the geographic distribution, industry diversification and type of lending represented in the loan portfolio. Credit policies have been changed over the past several years to reduce vulnerability to potential adverse economic trends. Marketing efforts have been directed to Firstar's primary market segments which are consumer, small business and middle market customers in communities where Firstar banks are located. This emphasis on smaller, locally based credits brings with it a diversified group of customers without any significant industry concentration. Firstar does not participate in any significant syndicated lending or highly leveraged transactions.

  Commercial real estate lending includes construction loans, income property loans and other commercial loans where real estate is involved as collateral. Midwestern real estate did not experience the rapid price appreciation that occurred in other areas, spurring over-investment in development projects and subsequent collapse of demand. Consequently, the earlier recessionary economy has not put as much pressure on some of Firstar's borrowers. Policy limits control this type of lending. Approximately sixty percent of these loans represent owner-occupied commercial properties. The remaining portion involves loans to developers and investors. The average loan size in the developer portion of the portfolio was $260,000 and reflects the regional focus and customer diversification of the portfolio.

  The reserve for loan losses is reviewed and adjusted quarterly, subject to evaluation of economic conditions and expectations, historical experience and the risk rating of individual loans. Table 12 shows the activity affecting the reserve for loan losses for the last five years. The reserve totaled $174.9 million at the end of 1993, compared with $168.5 million a year earlier.

  Total net charge-offs of $20.7 million represented .25% of average loans during 1993, a reduction of 37.6% from 1992. This places Firstar among the lowest charge-off levels in its peer group. This compares with charge-offs of $33.1 million or .43% of loans during 1992 and $34.3 million or a .47% charge-off level during 1991. Not included in these charge-off totals, but nevertheless associated with the credit loss, were additional writedowns or losses on other real estate of $.8 million in 1993, $1.3 million in 1992 and $8.3 million in 1991.

  As a regional financial institution, Firstar lends to a diversified group of Midwestern borrowers and, to a much lesser degree, to national companies with Midwest operations. Net charge-offs in this commercial segment of the portfolio were $6.1 million in 1993, or .20% of average loans. This compares with $11.8 million of net charge-offs in 1992, representing .42% of loans. This level of charge-offs is significantly lower than prior years and again, is reflective of the economic strength of the marketplace and Firstar's lending policies.

  Commercial real estate loans net charge-offs also declined in 1993 and represented a nominal .03% of outstandings. This level compares with .16% in 1992 and the high of .78% during 1990. The loan charge-off levels within this category result from both the improved economy and earlier periods' recognition of losses by Firstar. Future charge-off levels should not differ significantly from Firstar's overall non-real estate commercial lending experience.

                                    TABLE 12
                            RESERVE FOR LOAN LOSSES

                               1993      1992      1991      1990      1989
                             --------  --------  --------  --------  --------
                                        (thousands of dollars)
Balance at beginning of
 year....................... $168,482  $150,628  $134,222  $116,177  $106,187
Loan charge-offs:
 Commercial.................   12,142    18,565    15,110    16,346    25,756
 Commercial--real estate....    3,050     6,135     4,227    12,614     7,583
 Consumer...................    6,399     7,049     9,754     7,941     6,237
 Consumer--real estate......      915     1,534     1,187       662       427
 Credit card................   14,989    17,779    19,172    12,078    10,325
 Foreign....................                                            6,555
                             --------  --------  --------  --------  --------
  Total charge-offs.........   37,495    51,062    49,450    49,641    56,883
Loan recoveries:
 Commercial.................    6,084     6,789     5,160     6,627     4,884
 Commercial--real estate....    2,448     3,439       845     1,482     1,243
 Consumer...................    3,359     3,383     2,557     2,276     1,760
 Consumer--real estate......      232       368       350       115        69
 Credit card................    4,113     3,555     2,760     2,665     2,394
 Foreign....................      604       428     3,479     3,204     3,197
                             --------  --------  --------  --------  --------
  Total recoveries..........   16,840    17,962    15,151    16,369    13,547
                             --------  --------  --------  --------  --------
Net loan charge-offs........   20,655    33,100    34,299    33,272    43,336
Provision for loan losses...   24,567    44,821    50,276    49,161    52,362
Reserves of acquired banks..    2,479     6,133       429     2,156       964
                             --------  --------  --------  --------  --------
  Balance at end of year.... $174,873  $168,482  $150,628  $134,222  $116,177
                             ========  ========  ========  ========  ========
Reserve to year-end loans...     1.95%     2.08%     2.00%     1.83%     1.69%
Net charge-offs to average
 loans:
 Commercial.................      .20%      .42%      .35%      .35%      .77%
 Commercial--real estate....      .03       .16       .22       .78       .48
 Foreign....................    (2.76)    (2.18)   (14.36)   (12.29)     4.82
  Total commercial..........      .12       .31       .22       .42       .74
 Consumer...................      .26       .34       .57       .47       .39
 Consumer--real estate......      .04       .08       .08       .06       .04
 Credit card................     2.17      2.73      2.90      1.73      1.62
  Total consumer............      .43       .61       .84       .57       .52
  Total loans...............      .25       .43       .47       .48       .66

  Consumer lending includes loans to individuals in communities served by Firstar's banks. These loans include both open-ended credit arrangements subject to an overall limit per customer, such as credit card and home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages. Consumer net charge-offs were $14.6 million in 1993, compared with $19.1 million in 1992 and $24.4 million in 1991. The net charge-offs of .43% in 1993 compares with .61% and .84% in 1992 and 1991, respectively. Credit card net charge-offs have declined from 2.90% in 1991 to 2.17% during 1993 reflecting both lower charge-offs and higher recovery rates. This progressive reduction in consumer charge-off levels reinforces the conclusion about the economic strength of Firstar's marketplace. Consumer net charge-offs for 1993 are, in fact, at a seven year low. Consumer charge-offs are expected to remain at or near this level.

                                    TABLE 13
                              COMPOSITION OF LOANS

                                              DECEMBER 31
                         ------------------------------------------------------
                            1993       1992       1991       1990       1989
                         ---------- ---------- ---------- ---------- ----------
                                         (thousands of dollars)
Commercial and
 industrial............. $2,470,454 $2,086,146 $1,987,897 $2,054,802 $1,909,719
Real estate--
 construction...........    209,181    236,794    278,971    256,506    335,478
Real estate--mortgage...  1,739,608  1,564,001  1,336,556  1,234,978  1,033,689
Foreign.................     31,269     20,546     22,077     21,885     30,917
Other...................    855,249    895,667    930,675    857,459    912,152
                         ---------- ---------- ---------- ---------- ----------
 Commercial loans.......  5,305,761  4,803,154  4,556,176  4,425,630  4,221,955
Credit card.............    546,051    532,787    581,863    606,276    556,678
Real estate--mortgage...  1,363,671  1,318,179  1,067,716  1,021,554    863,886
Home equity.............    445,135    375,427    289,386          *          *
Other...................  1,323,200  1,081,944  1,049,519  1,292,653  1,228,605
                         ---------- ---------- ---------- ---------- ----------
 Consumer loans.........  3,678,057  3,308,337  2,988,484  2,920,483  2,649,169
                         ---------- ---------- ---------- ---------- ----------
 Total loans............ $8,983,818 $8,111,491 $7,544,660 $7,346,113 $6,871,124
                         ========== ========== ========== ========== ==========

- -----------
*Comparable data not available

  The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan", which is effective in 1995. The statement establishes procedures for determining the appropriate reserve for loan losses for loans deemed impaired. The calculation of reserve levels would be based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. The adoption of this statement should not have any significant impact on the current level of the reserve for loan losses or operating results.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

  Two objectives of Firstar's asset and liability management strategy include the maintenance of appropriate liquidity and management of interest rate risk. Liquidity management aligns sources and uses of funds to meet the cash flow requirements of customers and Firstar. Interest rate risk management seeks to generate growth in net interest revenue and manage exposure to risks associated with interest rate movements and provide for acceptable and predictable results. Although conceptually distinct, liquidity and interest rate sensitivity must be managed together since action taken with respect to one often influences the other.

  The scheduled maturity of loans can provide a source of asset liquidity. Table 14 shows the range of loan maturities as of December 31, 1993. Short-term investments, such as federal funds, repurchase agreements and interest-bearing deposits, are another source of liquidity. These investments stood at $287 million at the end of 1993. The investment securities portfolio provides liquidity through scheduled maturities, as shown in Table 8, and the ability to use these securities in borrowing transactions.

                                   TABLE 14
                        MATURITY DISTRIBUTION OF LOANS

                                                                       TOTAL
                                   DUE WITHIN   ONE TO   AFTER FIVE DECEMBER 31,
                                    ONE YEAR  FIVE YEARS   YEARS        1993
                                   ---------- ---------- ---------- ------------
                                              (thousands of dollars)
Commercial........................ $2,667,487 $2,066,835 $  571,439  $5,305,761
Consumer..........................    775,570  2,105,308    797,179   3,678,057
                                   ---------- ---------- ----------  ----------
 Total............................ $3,443,057 $4,172,143 $1,368,618  $8,983,818
                                   ========== ========== ==========  ==========

- --------
Of the above loans due after one year, $3,903,916,000 have predetermined interest rates and $1,636,845,000 have floating or adjustable interest rates.

                                   TABLE 15
                        MATURITY RANGE OF TIME DEPOSITS

                                                                                TOTAL
                          DUE WITHIN   THREE TO     SIX TO         AFTER     DECEMBER 31,
                         THREE MONTHS SIX MONTHS TWELVE MONTHS TWELVE MONTHS     1993
                         ------------ ---------- ------------- ------------- ------------
                                              (thousands of dollars)
Certificates of deposit
 of $100,000 or more....   $219,669    $95,385      $54,138      $ 93,604      $462,796
Other time deposits of
 $100,000 or more.......      7,404      4,083        6,533         8,657        26,677
                           --------    -------      -------      --------      --------
 Total..................   $227,073    $99,468      $60,671      $102,261      $489,473
                           ========    =======      =======      ========      ========

  The requirement for liquidity is diminished by the predominance of core deposits, which account for 84% of Firstar's fund sources. Stable core deposits do not require significant amounts of liquidity to meet the net withdrawal demands of customers on a short or intermediate term basis. Other sources of liquidity are short-term borrowed funds and commercial time deposits, which totaled $2.1 billion at the end of 1993 and consist primarily of funds from customers who use other Firstar services. Firstar's ability to refinance maturing amounts and, when necessary, increase this funding base is a significant factor in its liquidity management.

  The absolute level and volatility of interest rates can have a significant impact on earnings. The objective of interest risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates. Firstar's Asset-Liability Committee has established a guideline which limits to 5% the amount of earnings that may be placed at risk over the next twelve months if interest rates move unexpectedly within certain ranges. To ensure compliance with these risk limits, the committee regularly monitors the level of sensitivity. At the end of 1993 Firstar's forecast for 1994 net interest revenue indicated that its position was well within this limit.

  Firstar uses simulation modeling as the primary tool in measuring interest rate risk and managing interest rate sensitivity. Simulation modeling incorporates the dynamics of changing balance sheet mix, interest rate movements and the related impact on net interest revenue. This simulation testing is done over a one-year and two-year time horizon.

  The simulation model is supplemented with a more traditional tool used in the banking industry for measurement of interest rate risk known as the gap analysis. This measures the difference between assets and liabilities repricing or maturing within specified time periods. The gap analysis does however, have some limitations such as not reflecting degree of rate sensitivity in a given financial instrument. A positive gap indicates that there are more rate sensitive assets than rate sensitive liabilities repricing within a given time frame. A positive gap would generally imply a favorable impact on net income in periods of rising rates. Conversely, a negative gap indicates a liability sensitive position. Table 16 shows Firstar's interest sensitivity under a traditional gap approach.

                                    TABLE 16
                    ASSET AND LIABILITY INTEREST SENSITIVITY
                               DECEMBER 31, 1993

                                           1-30   31-90  91-180 181-365  TOTAL
                                           DAYS   DAYS    DAYS   DAYS   ONE YEAR
                                          ------  -----  ------ ------- --------
                                                 (millions of dollars)
Assets:
 Loans................................... $3,233  $ 476   $533  $  838   $5,080
 Investment securities...................    175    155    137     415      882
 Interest-bearing deposits with banks....      4                              4
 Short-term investments..................    295                            295
 Interest rate swaps.....................     20     85     12              117
                                          ------  -----   ----  ------   ------
  Total..................................  3,727    716    682   1,253    6,378
Liabilities:
 Interest-bearing demand accounts........    836                            836
 Passbooks...............................    316                            316
 Money market accounts...................  1,564                          1,564
 Less than one year certificates.........    184    272    304      79      839
 Other deposits..........................    180    277    343     597    1,397
 Borrowed funds..........................    931    108     61      12    1,112
 Interest rate swaps.....................    100    160                     260
                                          ------  -----   ----  ------   ------
  Total..................................  4,111    817    708     688    6,324
                                          ------  -----   ----  ------   ------
Interest sensitive gap................... $ (384) $(101)  $(26) $  565   $   54
                                          ======  =====   ====  ======   ======

  Interest rate sensitivity can be managed by adjusting the mix of assets and liabilities. Where this is not practical or cost effective, off-balance sheet instruments can be utilized. Firstar uses interest rate swaps, caps and floors in this process. The use of these instruments allows Firstar to change interest rate sensitivity while retaining the ability to offer products that satisfy customer needs. Interest rate instruments have been used to alter the rate characteristics of both loans and deposits. Table 17 shows information on interest rate risk management instruments in effect at the end of 1993. The notional amount of these agreements was $1.3 billion. Additionally, Firstar has $1.3 billion of interest rate instruments for which it serves as an intermediary for customers. Notional principal amounts are the basis for the exchange of interest payments. Under a typical interest rate swap agreement, one party pays a fixed rate of interest on a notional amount to a second party, which in turn pays the first party a variable rate of interest on the same notional amount. Interest rate caps and floors require one party to pay another party if a variable interest rate is above or below a preset level. The net cash flow exchanged in these transactions increased net interest margin by five basis points in 1993. These off balance sheet transactions were constructed as hedges of existing balance sheet items and, to the extent that the hedges were effective, they served to offset reductions in the net interest margin associated with the hedged balances.

  Firstar's simulation modeling indicated a modest vulnerability to 1994's net interest margin if interest rates would decline from current levels. The interest rate instruments in effect at year-end 1993 were constructed to contribute approximately seven basis points to net interest margin in a low rate scenario. The low rate scenario assumed a reduction of the prime interest rate from the current 6% level to 4.75% by the end of the year. The modeling indicates that this contribution from interest rate instruments will decline as rates increase. This reduced impact however, would be offset by wider spreads between earning asset rates and deposit rates. Therefore, a gradual increase in interest rates should not adversely impact Firstar's net interest revenue.

                                    TABLE 17
                   INTEREST RATE RISK MANAGEMENT INSTRUMENTS
                               DECEMBER 31, 1993

                                      AVERAGE    AVERAGE    WEIGHTED UNREALIZED
                            NOTIONAL    RATE      RATE      AVERAGE    MARKET
                             AMOUNT   RECEIVED    PAID      MATURITY    VALUE
                           ---------- --------   -------    -------- -----------
                           (millions)                                (thousands)
Swaps:
 Receive fixed rate pay
  variable rate...........   $  260     5.71%     3.52%(1)  2.3 yrs     $ 362
 Receive variable rate pay
  fixed rate..............      117     3.08 (2)  4.54       .8          (999)
 Receive variable rate pay
  variable rate...........      720     3.69 (3)  3.40      3.5          (820)
Caps......................      120          (4)            1.1           405
Floors....................       60          (5)            3.6           957
                             ------                                     -----
                             $1,277                                     $ (95)
                             ======                                     =====

- --------
(1) Rate paid varies primarily with the three month LIBOR rate
(2) Rate received varies primarily with the Federal funds rate
(3) Rate received includes a fixed spread over three month LIBOR with limitations on periodic increases
(4) Receipt of payments start if the three month LIBOR rate exceeds a weighted average rate of 3.92%
(5) Receipt of payments start if the three month LIBOR rate is below a weighted average rate of 4.67%

CAPITAL

  Total stockholders' equity increased 10.3% to $1.16 billion as of December 31, 1993. Stockholders' equity represented 8.38% of total assets at the end of 1993 compared to 7.96% a year earlier.

  Firstar redeemed its adjustable rate preferred stock at the end of 1993 at a price of $103 per share, or $51.5 million. This action removed a higher cost equity component.

  Dividends paid to common stockholders totaled $63.7 million, or $1.00 per share, a 25% increase over 1992. This represented a 32% payout of net income for 1993. It is Firstar's target to maintain a dividend payout level approximately equal to the median of its peer group.

  Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. Capital is measured by two risk-based ratios: Tier I capital and total capital, which includes Tier II capital. The rules require that companies have minimum ratios of 4% and 8% for Tier I and total capital, respectively. As of December 31, 1993, Firstar had Tier I capital of 11.08% and total capital of 13.18%, significantly exceeding regulatory minimum standards. The components of these capital levels are shown in Table 18.

  Additionally, a Tier I leverage ratio is also used by bank regulators as another measure of capital strength. This ratio compares Tier I capital to total reported assets reduced by goodwill. The regulatory minimum level of this ratio is 3%, and it acts as a constraint on the degree to which a company can leverage its equity base. Firstar's Tier I leverage ratio was 8.30% at December 31, 1993.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 provided additional guidance that considers capital levels and other factors. The guidelines established five supervisory groupings of capital adequacy. Firstar is considered "well capitalized" which is the highest group.

  Maintaining a strong capital position is important to Firstar's long-term strategies which emphasize soundness, profitability and growth. Higher capital levels contribute to overall financial soundness as a cushion against cyclical economic trends which can effect the banking industry. Strong capital levels also will permit future growth through both internal asset generation and bank acquisitions.

                                    TABLE 18
                         CAPITAL COMPONENTS AND RATIOS

                                                       DECEMBER 31
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                  (thousands of dollars)
Risk-based capital:
 Stockholders' equity....................... $1,155,897  $1,048,388  $  916,339
 Minority interest in subsidiaries..........      2,214       1,979       2,284
 Less goodwill..............................    (72,602)    (76,992)    (76,432)
                                             ----------  ----------  ----------
  Total Tier I capital......................  1,085,509     973,375     842,191
 Allowable reserve for loan losses..........    123,953     114,837     114,677
 Allowable long-term debt...................     81,486     107,010     123,064
                                             ----------  ----------  ----------
  Total Tier II capital.....................    205,439     221,847     237,741
                                             ----------  ----------  ----------
  Total capital............................. $1,290,948  $1,195,222  $1,079,932
                                             ==========  ==========  ==========
Risk-adjusted assets........................ $9,792,746  $9,056,307  $9,061,792
Tier I capital to risk-adjusted assets......      11.08%      10.75%       9.29%
Total capital to risk-adjusted assets.......      13.18       13.20       11.92
Tier I leverage ratio.......................       8.30        7.71        7.13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31            AVERAGE BALANCES
                             ------------------------  ------------------------
                                1993         1992         1993         1992
                             -----------  -----------  -----------  -----------
                                         (thousands of dollars)
ASSETS
Cash and due from banks....  $ 1,228,957  $ 1,289,950  $   938,407  $   855,297
Interest-bearing deposits
 with banks................        4,328      183,183       33,043       67,864
Federal funds sold and
 resale agreements.........      282,517      228,161      147,744      277,075
Trading account securities.       12,491       20,873       17,332       15,514
Investment securities
 (market value $2,894,594
 and $2,942,911 on December
 31, 1993 and 1992)........    2,834,305    2,864,015    2,929,035    2,844,977
Loans......................    8,983,818    8,111,491    8,332,963    7,634,934
Reserve for loan losses....     (174,873)    (168,482)    (173,224)    (160,642)
                             -----------  -----------  -----------  -----------
  Loans--net...............    8,808,945    7,943,009    8,159,739    7,474,292
Bank premises and
 equipment.................      264,569      257,007      259,064      250,425
Customer acceptance
 liability.................       17,412       19,879       19,962       24,050
Other assets...............      340,471      362,840      352,913      360,319
                             -----------  -----------  -----------  -----------
  Total assets.............  $13,793,995  $13,168,917  $12,857,239  $12,169,813
                             ===========  ===========  ===========  ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits:
 Demand....................  $ 3,064,314  $ 2,781,522  $ 2,531,844  $ 2,323,260
 Interest-bearing demand...    1,557,145    1,487,408    1,418,061    1,280,893
 Savings passbook..........    1,528,222    1,365,968    1,490,209    1,239,367
 Consumer time.............    4,041,411    4,312,523    4,171,099    4,329,151
 Commercial time...........      972,522      936,692      921,476      943,854
                             -----------  -----------  -----------  -----------
  Total deposits...........   11,163,614   10,884,113   10,532,689   10,116,525
Short-term borrowed funds..    1,112,490      861,525      822,580      692,879
Long-term debt.............      126,275      157,921      133,135      146,748
Bank acceptances
 outstanding...............       17,412       19,879       19,962       24,050
Other liabilities..........      218,307      197,091      218,683      208,723
                             -----------  -----------  -----------  -----------
  Total liabilities........   12,638,098   12,120,529   11,727,049   11,188,925
Stockholders' equity:
 Preferred stock...........                       500          495          500
 Common stock..............       81,149       79,080       80,401       78,134
  Issued: 1993, 64,919,422
       shares
       1992, 63,263,451
       shares
 Capital surplus...........      149,882      179,483      189,718      169,869
 Retained earnings.........      928,559      794,213      863,311      737,123
 Treasury stock, at cost...       (3,034)      (4,888)      (3,343)      (4,738)
  Held: 1993, 558,603
      shares
      1992, 623,472 shares
 Restricted stock..........         (659)                     (392)
                             -----------  -----------  -----------  -----------
  Total stockholders'
   equity..................    1,155,897    1,048,388    1,130,190      980,888
                             -----------  -----------  -----------  -----------
  Total liabilities and
   stockholders' equity....  $13,793,995  $13,168,917  $12,857,239  $12,169,813
                             ===========  ===========  ===========  ===========

- -----------
The average balances are not covered by the Independent Auditors' Report.

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
                                                        (thousands of dollars,
                                                        except per share data)
INTEREST REVENUE
Loans................................................ $685,530 $693,594 $757,069
Investment securities:
 Taxable.............................................  129,574  140,632  155,801
 Nontaxable..........................................   45,078   51,104   50,776
                                                      -------- -------- --------
  Total investment securities........................  174,652  191,736  206,577
Interest-bearing deposits with banks.................    1,385    2,608    4,238
Federal funds sold and resale agreements.............    4,602    9,791   13,016
Trading account securities...........................      785      792      779
                                                      -------- -------- --------
  Total interest revenue.............................  866,954  898,521  981,679
INTEREST EXPENSE
Deposits:
 Interest-bearing demand.............................   23,666   31,977   45,490
 Savings passbook....................................   38,214   40,247   48,789
 Consumer time.......................................  171,282  213,325  288,326
 Commercial time.....................................   28,472   35,856   56,194
                                                      -------- -------- --------
  Total deposits.....................................  261,634  321,405  438,799
Short-term borrowed funds............................   23,811   23,423   45,434
Long-term debt.......................................   13,453   14,541   16,850
                                                      -------- -------- --------
  Total interest expense.............................  298,898  359,369  501,083
                                                      -------- -------- --------
NET INTEREST REVENUE.................................  568,056  539,152  480,596
Provision for loan losses............................   24,567   44,821   50,276
                                                      -------- -------- --------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION.......  543,489  494,331  430,320
OTHER OPERATING REVENUE
Trust and investment management fees.................  110,185   95,926   80,813
Service charges on deposit accounts..................   74,071   66,301   59,368
Credit card service revenue..........................   53,316   51,867   54,594
Mortgage banking revenue.............................   26,774   13,058    7,922
Data processing fees.................................   21,431   24,215   24,286
Investment securities gains..........................      182      981    1,619
Other revenue........................................   56,306   48,419   43,933
                                                      -------- -------- --------
  Total other operating revenue......................  342,265  300,767  272,535
OTHER OPERATING EXPENSE
Salaries.............................................  257,405  237,997  221,780
Employee benefits....................................   59,443   49,610   44,977
Net occupancy expense................................   48,731   44,408   42,252
Equipment expense....................................   48,139   48,720   42,483
Net other real estate expense........................    2,056    4,303   10,537
Other expense........................................  171,970  172,528  153,507
                                                      -------- -------- --------
  Total other operating expense......................  587,744  557,566  515,536
                                                      -------- -------- --------
INCOME BEFORE INCOME TAXES...........................  298,010  237,532  187,319
Provision for income taxes...........................   93,716   71,547   52,988
                                                      -------- -------- --------
NET INCOME........................................... $204,294 $165,985 $134,331
                                                      ======== ======== ========
Net income applicable to common stock................ $201,028 $162,238 $130,277
PER COMMON SHARE
Net income........................................... $   3.15 $   2.62 $   2.14
Dividends............................................     1.00      .80     .705

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         PREFERRED STOCK     COMMON STOCK                                      TREASURY STOCK
                         ---------------- -------------------  CAPITAL   RETAINED  RESTRICTED -----------------
                          SHARES   AMOUNT   SHARES    AMOUNT   SURPLUS   EARNINGS    STOCK     SHARES   AMOUNT     TOTAL
                         --------  ------ ----------  -------  --------  --------  ---------- --------  -------  ----------
                                                (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31,
 1990..................   500,000   $500  62,728,680  $78,411  $174,719  $594,211    $(562)   (605,972) $(2,802) $  844,477
Net income.............                                                   134,331                                   134,331
Cash dividends:
 Preferred stock,
  series B ($8.2075 per
  share)...............                                                    (4,104)                                   (4,104)
 Common stock ($.705
  per share)...........                                                   (40,425)                                  (40,425)
 Common stock of pooled
  bank prior to
  acquisition..........                                                    (2,581)                                   (2,581)
Retirement of common
 shares................                   (1,390,682)  (1,738)  (18,974)                                            (20,712)
Common stock issued:
 Bank acquisition......                      266,130      332     3,146                                               3,478
 Employee benefit
  plans................                       90,148      113       990                         68,144      939       2,042
 Other.................                       21,004       26       142                                                 168
Treasury stock
 purchased.............                                                                        (45,820)    (897)       (897)
Amortization of
 restricted stock......                                                                562                              562
                         --------   ----  ----------  -------  --------  --------    -----    --------  -------  ----------
BALANCE AT DECEMBER 31,
 1991..................   500,000    500  61,715,280   77,144   160,023   681,432        0    (583,648)  (2,760)    916,339
Net income.............                                                   165,985                                   165,985
Cash dividends:
 Preferred stock,
  series B ($7.5502 per
  share)...............                                                    (3,775)                                   (3,775)
 Common stock ($.80 per
  share)...............                                                   (49,429)                                  (49,429)
Common stock issued:
 Bank acquisitions.....                    1,307,016    1,634    15,812                        690,262   19,948      37,394
 Employee benefit
  plans................                      147,124      184     2,947                         50,520      416       3,547
 Other.................                       94,031      118       701                                                 819
Treasury stock
 purchased.............                                                                       (780,606) (22,492)    (22,492)
                         --------   ----  ----------  -------  --------  --------    -----    --------  -------  ----------
BALANCE AT DECEMBER 31,
 1992..................   500,000    500  63,263,451   79,080   179,483   794,213        0    (623,472)  (4,888)  1,048,388
Net income.............                                                   204,294                                   204,294
Cash dividends:
 Preferred stock,
  series B ($7.4419 per
  share)...............                                                    (3,720)                                   (3,720)
 Common stock ($1.00
  per share)...........                                                   (63,733)                                  (63,733)
Redemption of preferred
 stock.................  (500,000)  (500)                       (48,505)   (2,495)                                  (51,500)
Common stock issued:
 Bank acquisitions.....                    1,018,734    1,273    12,234                        105,069    3,098      16,605
 Employee benefit
  plans................                      104,043      130     1,920                            935       31       2,081
 Other.................                      502,959      628     3,858                                               4,486
Treasury stock
 purchased.............                                                                        (41,135)  (1,275)     (1,275)
Restricted stock
 granted...............                       30,235       38       892               (930)                               0
Amortization of
 restricted stock......                                                                271                              271
                         --------   ----  ----------  -------  --------  --------    -----    --------  -------  ----------
BALANCE AT DECEMBER 31,
 1993..................         0   $  0  64,919,422  $81,149  $149,882  $928,559    $(659)   (558,603) $(3,034) $1,155,897
                         ========   ====  ==========  =======  ========  ========    =====    ========  =======  ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                  (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................  $  204,294  $  165,985  $  134,331
Adjustments:
 Provision for loan losses.................      24,567      44,821      50,276
 Depreciation, amortization and accretion..      29,530      47,571      27,288
 Net decrease (increase) in trading
  securities...............................       8,382      (4,824)      9,649
 Net increase in loans held for resale.....     (52,143)    (92,471)    (49,199)
 Losses (gains) on securities and other
  assets...................................       1,249      (2,710)      6,923
 Deferred income taxes.....................     (15,162)    (10,061)     (5,526)
 Decrease in other assets..................      10,963      14,045      17,592
 Increase (decrease) in other liabilities..      26,739     (19,246)      9,328
 Other net.................................         211      (6,123)     (1,961)
                                             ----------  ----------  ----------
  Net cash provided by operating
   activities..............................     238,630     136,987     198,701
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds
 sold and resale agreements................     (52,756)     74,567     (19,471)
Net decrease (increase) in interest-bearing
 deposits with banks.......................     178,855     (37,826)     18,576
Sales of investment securities.............       4,155      92,461     143,095
Maturities of investment securities........   1,467,156   1,714,272   1,081,730
Purchases of investment securities.........  (1,380,307) (1,719,290) (1,432,968)
Net increase in loans......................    (693,323)   (102,818)   (186,183)
Net cash from acquisitions.................      11,695       6,713       1,127
Proceeds from sales of other real estate...      15,818       6,832      28,407
Purchases of bank premises and equipment...     (36,141)    (43,093)    (41,906)
Proceeds from sales of bank premises and
 equipment.................................         458       2,486       2,451
                                             ----------  ----------  ----------
  Net cash used in investing activities....    (484,390)     (5,696)   (405,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits...................      85,116     259,999     292,707
Net increase (decrease) in short-term
 borrowed funds............................     245,803     (79,984)   (110,360)
Repayment of long-term debt................     (27,337)    (18,899)    (47,867)
Proceeds from long-term debt...............                               3,750
Cash dividends.............................     (67,453)    (53,204)    (47,110)
Preferred stock redemption.................     (51,500)
Common stock transactions..................         138     (19,788)    (20,761)
                                             ----------  ----------  ----------
  Net cash provided by financing
   activities..............................     184,767      88,124      70,359
                                             ----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH AND DUE
 FROM BANKS................................     (60,993)    219,415    (136,082)
Cash and due from banks at beginning of
 year......................................   1,289,950   1,070,535   1,206,617
                                             ----------  ----------  ----------
Cash and due from banks at end of year.....  $1,228,957  $1,289,950  $1,070,535
                                             ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the year for:
 Interest..................................  $  303,069  $  372,713  $  510,295
 Income taxes..............................     107,525      74,483      52,801
Transfers to other real estate from loans..       4,964      17,263      32,382
Acquisitions:
 Assets acquired...........................     218,592     655,095      56,133
 Cash paid for purchase of stock...........  $           $  (12,730) $     (410)
 Cash acquired.............................      11,695      19,443       1,537
                                             ----------  ----------  ----------
 Net cash from acquisitions................  $   11,695  $    6,713  $    1,127
                                             ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of Firstar Corporation and its subsidiaries are summarized as follows:

  Principles of consolidation--The consolidated financial statements include the accounts of Firstar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Financial statements have been restated to include companies acquired under pooling of interests when material. Certain prior year amounts have been reclassified to conform to current year classifications.

  Securities--Purchases of investment securities are made with the intent and ability to hold them to maturity and are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield method. Gains or losses on sales of investment securities are computed on the basis of specific identification of the adjusted cost of each security. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time may include securities that management intends to use as part of its asset/liability management strategy or have been acquired in business acquisitions and are designated to be sold. Trading account securities are carried at market. Valuation adjustments are included in other revenue in the consolidated statements of income.

  Loans--Loans, which include lease financing receivables, are stated at the principal amount. Interest is accrued on all loans not discounted by applying the interest rate to the amount outstanding. On discounted loans, income is recognized on a basis which results in approximately level rates of return over the term of the loans. Loan origination and commitment fees and certain direct loan origination costs are being deferred where material and the net amount amortized as an adjustment of the related loans' yield. These amounts are being amortized over the contractual life of the related loans. Where it is not reasonable to expect that income will be realized, accrual of income ceases and these loans are placed on a "cash basis" for purposes of income recognition. Loans upon which foreclosure action is commenced or for which borrowers have begun bankruptcy proceedings are reviewed individually as to continuation of interest accrual. Mortgage loans held for sale are carried at the lower of aggregate cost or market, after consideration of related loan sale commitments.

  Reserve for loan losses--The reserve for loan losses is maintained at a level adequate to provide for potential loan losses through charges to operating expense. The reserve is based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of problem situations which may affect the borrowers' ability to repay and evaluation of current economic conditions. Loan losses are recognized through charges to the reserve. Installment and credit card loan losses are charged to the reserve based upon fixed delinquency periods. All other loans are evaluated individually and charged to the reserve to the extent that outstanding principal balances are deemed uncollectible. Any subsequent recoveries are added to the reserve.

  Other real estate--Other real estate, the balance of which is included in other assets, includes primarily properties acquired through loan foreclosure proceedings or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the carrying value of the related loans or the fair market value of the real estate acquired less the estimated costs to sell the real estate. Initial valuation adjustments, if any, are charged against the reserve for loans losses. Subsequent revaluations of the properties, which indicate reduced value, are recognized through charges to operations. Revenues and expenditures related to holding and operating these properties are included in other operating expense.

  Bank premises and equipment--Bank premises and equipment are stated at cost less depreciation, which has been accumulated on the straight-line basis.

  Intangible assets--Intangible assets attributable to the value of core deposits and goodwill acquired are included in other assets and are amortized over fifteen to twenty-five years, on a straight-line basis. The value of mortgage servicing rights acquired is amortized in relation to the servicing revenue expected to be earned.

  Income taxes--Firstar and its subsidiaries file a consolidated federal income tax return. The effect of items of income and expense that are recognized for financial reporting purposes in periods other than those in which they are recognized for tax purposes are reflected as a current or deferred tax asset or liability based on current tax laws. Accordingly, income taxes provided in the consolidated statements of income include charges or credits for deferred income taxes related to temporary differences.

  Foreign currency translation--Monetary assets and liabilities recorded in foreign currencies are translated at the rate of exchange in effect at each year-end. Income statement items are translated monthly using the average rate for the month. Exchange adjustments, including gain or loss on forward exchange contracts, are charged or credited to income currently.

  Cash and cash equivalents--For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include the balance sheet caption cash and due from banks.

  Interest rate swaps and other agreements--Firstar enters into interest rate swaps and other agreements to manage its interest rate exposure and to serve as a financial intermediary for matched transactions. Transactions designated as hedges of assets or liabilities are recorded using the accrual method and settlements are classified as interest income or expense in the consolidated statements of income according to the type of earning assets or interest bearing liability that the agreement hedges. Fee income from matched transactions for which Firstar serves as a financial intermediary is recognized over the lives of the related agreements and is classified as other income in the consolidated statements of income.

  Income per common share--Net income per common share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to common stock splits and the amortization of restricted stock. The weighted average shares were 63,747,000 in 1993, 61,879,000 in 1992 and 60,998,000 in 1991. For calculation purposes, earnings are reduced by preferred stock dividends. Common stock equivalents are not significant in any year presented.

NOTE 2. MERGERS AND ACQUISITIONS

  The following table summarizes completed acquisitions:

                             TOTAL    AQUISITION                     METHOD OF
NAME OF INSTITUTION          ASSETS      DATE        CONSIDERATION   ACCOUNTING
- -------------------          ------ -------------- ----------------- ----------
                                           (millions of dollars)
1993:
Bank of Athens.............. $  102 August 1993    447,655 shares    Pooling of
 Athens, WI                                        of common stock   interests
Deerfield State Bank........    120 February 1993  676,317 shares    Pooling of
 Deerfield, IL                                     of common stock   interests
                             ------
  Total..................... $  222
                             ======
1992:
Federated Bank, S.S.B....... $  413 September 1992 Cash $12.7        Purchase
 Wauwatosa, WI                                     734,616 shares
                                                   of common stock
Citizens National Bank of
 Lake Geneva................     49 August 1992    262,958 shares    Pooling of
 Lake Geneva, WI                                   of common stock   interests
First National Bank of
 Geneva.....................    193 June 1992      999,704 shares    Pooling of
 Geneva, IL                                        of common stock   interests
                             ------
  Total..................... $  655
                             ======
1991:
Northwestern State Bank..... $   56 December 1991  266,130 shares    Pooling of
 Cumberland, WI                                    of common stock   interests
Banks of Iowa, Inc..........  2,674 April 1991     15,655,022 shares Pooling of
 Des Moines, IA                                    of common stock   interests
                             ------
  Total..................... $2,730
                             ======

  The effect of the four 1993 and 1992 bank acquisitions, accounted for as pooling of interests, was not material to prior years' reported operating results and, accordingly, previously reported results have not been restated.

  In 1994 Firstar announced a merger agreement with First Southeast Banking Corp., a $423 million bank holding company in Lake Geneva, WI. The transaction will be accounted for as a pooling of interests with the issuance of 1,807,577 shares of Firstar common stock.

NOTE 3. INTANGIBLE ASSETS

  Intangible assets, net of accumulated amortization, are summarized as follows:

                                                             DECEMBER 31
                                                      -------------------------
                                                       1993     1992     1991
                                                      ------- -------- --------
                                                       (thousands of dollars)
Goodwill............................................. $72,602 $ 76,992 $ 76,432
Core deposit intangibles.............................  20,119   22,821   25,523
Mortgage servicing rights............................   2,357    6,464   12,300
                                                      ------- -------- --------
 Total............................................... $95,078 $106,277 $114,255
                                                      ======= ======== ========
Amortization of intangibles during year.............. $12,717 $ 15,520 $  8,676

  Firstar recorded additional amortization of mortgage servicing rights in the amount of $3,088,000 in 1993 and $6,500,000 in 1992 due to increased prepayment rates on serviced loans.

NOTE 4. INVESTMENT SECURITIES

  The amortized cost and approximate market values of investment securities are as follows:

                                                  DECEMBER 31, 1993
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                               (thousands of dollars)
U.S. Treasury and federal agencies.  $1,410,917  $24,639    $(2,477)  $1,433,079
Mortgage backed obligations of
 federal agencies..................     332,737   15,041       (700)     347,078
State and political subdivisions...     905,396   24,287     (1,340)     928,343
Corporate debt.....................      70,494    1,067       (228)      71,333
Equity securities..................      13,745                           13,745
Other..............................     101,016                          101,016
                                     ----------  -------    -------   ----------
 Total.............................  $2,834,305  $65,034    $(4,745)  $2,894,594
                                     ==========  =======    =======   ==========

                                                  DECEMBER 31, 1992
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                               (thousands of dollars)
U.S. Treasury and federal agencies.  $1,131,715  $35,468    $  (524)  $1,166,659
Mortgage backed obligations of
 federal agencies..................     385,215   19,808       (164)     404,859
State and political subdivisions...     952,377   22,772     (1,291)     973,858
Corporate debt.....................     244,821    3,326       (499)     247,648
Equity securities..................      13,713                           13,713
Other..............................     136,174                          136,174
                                     ----------  -------    -------   ----------
 Total.............................  $2,864,015  $81,374    $(2,478)  $2,942,911
                                     ==========  =======    =======   ==========

  The amortized cost and approximate market value of investment securities at December 31, 1993, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                            DECEMBER 31, 1993
                                                          ---------------------
                                                          AMORTIZED    MARKET
                                                             COST      VALUE
                                                          ---------- ----------
                                                              (thousands of
                                                                dollars)
Due in one year or less.................................. $  881,883 $  893,683
Due after one year through five years....................  1,764,660  1,805,492
Due after five years through ten years...................    155,402    162,272
Due after 10 years.......................................     18,615     19,402
                                                          ---------- ----------
                                                           2,820,560  2,880,849
Equity securities........................................     13,745     13,745
                                                          ---------- ----------
 Total................................................... $2,834,305 $2,894,594
                                                          ========== ==========

  Securities held for sale at December 31, 1992 were $21.0 million. Gross gains of $232,000, $1,106,000 and $1,644,000 and gross losses of $50,000, $125,000 and $25,000 were realized on investment securities sales in 1993, 1992 and 1991, respectively.

  The amortized cost of investment securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $712,696,000 at December 31, 1993 and $598,983,000 at December 31, 1992.

  The Financial Accounting Standards Board issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement established categories of investment securities that include securities that are held to maturity and securities that are available for sale. Firstar adopted Statement No. 115 on December 31, 1993. None of Firstar's current investment portfolio is classified as available for sale.

NOTE 5. LOANS

  The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $10,938,000 and $15,432,000 at December 31, 1993 and 1992, respectively.
Commercial loans pledged to secure public deposits were $15,444,000 on December 31, 1993 and $21,676,000 on December 31, 1992. Firstar serviced $2,045 million, $1,672 million and $1,407 million of mortgage loans for other investors as of December 31, 1993, 1992 and 1991, respectively. Residential mortgage loans held for resale were $229,250,000 and $177,107,000 on December 31, 1993 and 1992,
respectively.

                                                               DECEMBER 31
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                              (thousands of
                                                                dollars)
Commercial and industrial................................ $2,470,454 $2,086,146
Real estate--construction................................    209,181    236,794
Real estate--mortgage....................................  1,739,608  1,564,001
Foreign..................................................     31,269     20,546
Other....................................................    855,249    895,667
                                                          ---------- ----------
 Commercial..............................................  5,305,761  4,803,154
Credit card..............................................    546,051    532,787
Real estate--mortgage....................................  1,363,671  1,318,179
Home equity..............................................    445,135    375,427
Other....................................................  1,323,200  1,081,944
                                                          ---------- ----------
 Consumer................................................  3,678,057  3,308,337
                                                          ---------- ----------
 Total................................................... $8,983,818 $8,111,491
                                                          ========== ==========

  Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below. Nonperforming loans which were classified as "in substance foreclosure" and included in other real estate were $10.5 million at both December 31, 1992 and 1991. Such "in substance foreclosed" loans were reclassified to loans in 1993.

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (thousands of dollars)
Commercial....................................... $ 48,233  $ 48,690  $ 61,460
Consumer.........................................    6,417     8,138     7,190
                                                  --------  --------  --------
 Total........................................... $ 54,650  $ 56,828  $ 68,650
                                                  ========  ========  ========

  The effect of nonperforming loans on interest revenue was as follows:

                                                   YEARS ENDED DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (thousands of dollars)
Interest at original contract rate............... $  6,586  $  7,593  $ 10,744
Interest collected...............................    2,567     1,721     2,042
                                                  --------  --------  --------
 Net reduction of interest revenue............... $  4,019  $  5,872  $  8,702
                                                  ========  ========  ========

  Certain executive officers, directors, shareholders, and their associates of Firstar and significant subsidiaries are loan customers of the banking subsidiaries. Loans outstanding to such parties were $95.0 million on December
31, 1993 and $77.3 million on December 31, 1992. During 1993 new loans of $35.6 million were made and loan payments of $17.9 million were received. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other persons.

NOTE 6. RESERVE FOR LOAN LOSSES

  An analysis of the reserve for loan losses is as follows:

                                                   YEARS ENDED DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (thousands of dollars)
Balance at beginning of year..................... $168,482  $150,628  $134,222
Provision for loan losses........................   24,567    44,821    50,276
Loan recoveries..................................   16,840    17,962    15,151
Loan charge-offs.................................  (37,495)  (51,062)  (49,450)
Reserves of acquired banks.......................    2,479     6,133       429
                                                  --------  --------  --------
 Balance at end of year.......................... $174,873  $168,482  $150,628
                                                  ========  ========  ========
Charge-offs, net of recoveries, as a percentage
 of average loans................................      .25%      .43%      .47%
Reserve as a percentage of year-end loans........     1.95      2.08      2.00

  The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan", which is effective in 1995. The statement establishes procedures for determining the appropriate reserve for loan losses for loans deemed impaired. The calculation of reserve levels would be based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. The adoption of this statement should not have any significant impact on the current level of the reserve for loan losses or operating results.

NOTE 7. BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are summarized as follows:

                                                                DECEMBER 31
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
                                                               (thousands of
                                                                 dollars)
Land........................................................ $ 31,373  $ 30,035
Bank premises...............................................  253,062   239,644
Equipment...................................................  228,187   205,540
                                                             --------  --------
 Subtotal...................................................  512,622   475,219
Accumulated depreciation.................................... (248,053) (218,212)
                                                             --------  --------
 Total...................................................... $264,569  $257,007
                                                             ========  ========

  Depreciation charged to other operating expense amounted to $34,385,000, $33,418,000 and $31,252,000 in 1993, 1992 and 1991, respectively. Rental expense for bank premises and equipment amounted to $30,079,000, $28,843,000 and $26,896,000 in 1993, 1992 and 1991, respectively. Contingent rentals and sublease rental income amounts were not significant.

  Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which is being amortized through 1997, at which time the related leaseback expires. This amortization was $6,312,000 in 1993, 1992, and 1991.

  Firstar and its subsidiaries are obligated under noncancellable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2034. The minimum rental commitments under noncancellable leases for the next five years are shown below.

                                                                 PERIOD AMOUNT
                                                                 ------ -------
                                                                 (thousands of
                                                                    dollars)
Bank premises and equipment.....................................  1994  $22,046
                                                                  1995   20,329
                                                                  1996   18,614
                                                                  1997   18,146
                                                                  1998    3,806

NOTE 8. SHORT-TERM BORROWED FUNDS

  Short-term borrowed funds are summarized as follows:

                                                  1993       1992      1991
                                               ----------  --------  --------
                                                  (thousands of dollars)
Federal funds purchased and repurchase
 agreements:
 At December 31............................... $1,032,438  $785,967  $792,568
 Average during year..........................    745,865   622,227   734,710
 Maximum month-end balance....................  1,051,567   808,393   827,197
 Average rate at year-end.....................       2.90%     2.62%     3.63%
 Average rate during year.....................       2.84      3.32      5.40

  Federal funds purchased, which totaled $675 million at December 31, 1993, generally represent one-day borrowings obtained primarily from financial institutions in Firstar's marketplace in conjunction with their customer correspondent relationships with the subsidiary banks. Securities sold under repurchase agreements, which totaled $357 million at December 31, 1993, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes.

NOTE 9. LONG-TERM DEBT

  Long-term debt is summarized as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                                (thousands of
                                                                  dollars)
10 1/4% subordinated notes................................... $ 78,405 $ 78,715
10% notes....................................................   44,200   44,200
Convertible notes............................................             4,422
Advances from Federal Home Loan Bank.........................            26,076
Other debt...................................................    3,670    4,508
                                                              -------- --------
 Total....................................................... $126,275 $157,921
                                                              ======== ========

  Firstar issued $100,000,000 of 10 1/4% notes under an indenture dated as of May 1, 1988. The notes, which are subordinated to all unsubordinated indebtedness of Firstar for borrowed money, are unsecured and mature May 1, 1998. The indenture contains a provision which restricts the disposition of or subjecting to lien any common stock of certain subsidiaries.

  Firstar issued $50,000,000 of 10% notes under an indenture dated as of June 1, 1986. The notes are unsecured and mature June 1, 1996. The indenture contains a provision which restricts the disposition of or subjecting to lien any common stock of certain subsidiaries.

  The convertible notes matured in 1993 and were converted into 502,959 shares of Firstar common stock. The Federal Home Loan Bank advances were repaid in 1993.

  Other debt at December 31, 1993 includes debentures of $757,000 which bear interest at 12% and mature in 1994 and notes of $2,706,000 which bear interest at 11.50% and mature in 1996.

  Long-term debt has aggregate maturities for the five years 1994 through 1998 as follows: $832,000 in 1994, $75,000 in 1995, $46,906,000 in 1996 and
$78,462,000 in 1998.

  Firstar has repurchased portions of the 10 1/4% and 10% notes and incurred losses of $57,000, $605,000, $943,000 in 1993, 1992 and 1991, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

  The authorized and outstanding shares of Firstar are as follows:

                                                               DECEMBER 31
                                                         -----------------------
                                                            1993        1992
                                                         ----------- -----------
Preferred stock, $1.00 par value:
 Authorized--series B and C.............................   2,500,000   2,500,000
 Outstanding--series B..................................                 500,000
Common stock, $1.25 par value:
 Authorized............................................. 120,000,000 120,000,000
 Outstanding (net of treasury stock)....................  64,360,819  62,639,979

  In June 1986 Firstar issued 500,000 shares of adjustable rate cumulative preferred stock, series B. Firstar Corporation redeemed all of its series B preferred stock on December 29, 1993 at $103 per share plus accrued dividends. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $3,266,000 in 1993, $3,747,000 in 1992, and $4,054,000 in 1991.

  In January 1989 Firstar adopted a shareholder rights plan. Under the rights plan each share of common stock entitles its holder to one-half right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of series C preferred stock at a price of $85, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire, 20% or more of the outstanding shares of Firstar common stock. Under certain circumstances, including the existence of a 20% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Firstar common shares having a market value of two times the exercise price. In the event of the acquisition of Firstar by another company subsequent to a party acquiring 20% or more of Firstar common stock, each holder of a right is entitled to receive the acquiring company's common shares having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 20% acquiring party, and thereafter, may be exchanged for one common share per right prior to the existence of a 50% acquiring party. The rights will expire on January 19, 1999. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of Firstar. Under the rights plan, the Board of Directors of Firstar may reduce the thresholds applicable to the rights from 20% to not less than 10%.

  Preferred shares, when issued, rank prior to common shares both as to dividends and liquidation but have no general voting rights. The series C preferred stock, none of which is outstanding, is entitled to 100 votes per share and other rights such that the value of a one one-hundredth interest in a series C preferred share should approximate the value of one common share.

  In conjunction with long-term incentive plans, 30,235 shares of restricted common stock are being held in escrow for executive officers as of December 31, 1993. The shares cannot be sold prior to the end of a three-year period and are subject to adjustment in accordance with the terms of the award.

NOTE 11. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

  Firstar has an incentive stock plan that provides for a maximum grant of 2,600,000 stock options, stock appreciation rights and/or shares of stock. The options expire ten years and one month after the date of grant.

  The following table summarizes option activity under these plans:

                                                NUMBER OF SHARES  OPTION PRICE
                                                ---------------- ---------------
Options outstanding at December 31, 1990             766,344     $2.91 to $15.81
 Granted.......................................      455,000               13.38
 Exercised.....................................     (130,968)      2.91 to 15.81
 Cancelled.....................................       (8,200)     13.38 to 15.81
                                                   ---------
Options outstanding at December 31, 1991           1,082,176       3.06 to 15.81
 Granted.......................................      354,800               25.13
 Exercised.....................................     (155,914)      3.06 to 25.13
 Cancelled.....................................      (19,200)     13.38 to 25.13
                                                   ---------
Options outstanding at December 31, 1992           1,261,862       4.37 to 25.13
 Granted.......................................      310,600               32.50
 Exercised.....................................     (104,978)      4.37 to 15.81
 Cancelled.....................................      (30,000)     13.38 to 32.50
                                                   ---------
Options outstanding at December 31, 1993.......    1,437,484       5.68 to 32.50
                                                   =========

  At December 31, 1993, options to acquire 797,884 shares were exercisable. In 1994 options to acquire 368,900 shares of common stock at $30.88 to $31.25 per share were issued.

  Under stock appreciation rights plans, rights were granted to certain officers of Firstar and its subsidiaries. The rights entitled holders to receive shares of Firstar common stock and cash pursuant to a formula based upon the market performance of the stock. All remaining rights matured in 1992. Firstar accrued as compensation expense a percentage of net market appreciation based on the number of years from origination. Compensation amounting to $182,000 and $1,761,000 was recognized by Firstar in accordance with this method in 1992 and 1991, respectively. No additional rights will be awarded under these plans.

NOTE 12. OTHER OPERATING REVENUE AND EXPENSE

  A summary of other operating revenue is as follows:

                                                      YEARS ENDED DECEMBER 31
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                       (thousands of dollars)
Insurance revenue................................... $ 10,410 $  8,440 $  7,643
Brokerage revenue...................................    8,718    6,135    3,012
Other...............................................   37,178   33,844   33,278
                                                     -------- -------- --------
 Total.............................................. $ 56,306 $ 48,419 $ 43,933
                                                     ======== ======== ========

  A summary of other operating expense is as follows:

                                                      YEARS ENDED DECEMBER 31
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                       (thousands of dollars)
Business development................................ $ 24,063 $ 23,055 $ 20,883
F.D.I.C. insurance..................................   23,670   22,488   19,325
Stationery and supplies.............................   19,060   18,123   16,767
Delivery............................................   15,452   15,840   15,149
Professional fees...................................   15,336   14,040   14,688
Information processing expense......................   14,996   14,544   14,836
Amortization of intangibles.........................   12,717   15,520    8,676
Other...............................................   46,676   48,918   43,183
                                                     -------- -------- --------
 Total.............................................. $171,970 $172,528 $153,507
                                                     ======== ======== ========

NOTE 13. EMPLOYEE BENEFIT PLANS

  Firstar and its subsidiaries have non-contributory defined benefit pension plans covering substantially all employees. The benefits are based upon years of service and the employee's compensation during the last five years of employment. The funding policy is to contribute annually the minimum amount necessary to satisfy federal minimum funding standards. Plan assets are primarily invested in listed stocks and U.S. Treasury and federal agency securities. The table below summarizes data relative to the plans.

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (thousands of dollars)
Actuarial present value of benefit obligations:
 Vested benefit obligation....................... $168,978  $145,806  $121,691
 Accumulated benefit obligation..................  172,742   148,892   130,906
 Projected benefit obligation....................  215,931   190,405   174,335
Plan assets at fair value........................  205,941   190,667   183,587
Plan assets (less than) in excess of projected
 benefit obligation..............................   (9,990)      262     9,252
Unrecognized prior service cost..................   (2,360)     (859)      761
Unrecognized net asset...........................   (7,147)   (8,381)   (9,615)
Unrecognized net loss (gain).....................    4,341    (5,857)  (13,035)
                                                  --------  --------  --------
  Pension liability.............................. $(15,156) $(14,835) $(12,637)
                                                  ========  ========  ========
Net pension expense comprised the following:
 Service cost.................................... $  7,176  $  6,739  $  6,694
 Interest cost on projected benefit obligation...   15,705    14,389    13,122
 Return on plan assets...........................  (20,008)  (13,133)  (36,478)
 Net amortization and deferral...................    2,994    (2,870)   21,548
 Special termination benefits....................                          640
                                                  --------  --------  --------
  Net pension expense............................ $  5,867  $  5,125  $  5,526
                                                  ========  ========  ========
Assumptions used in actuarial values:
 Discount rate...................................     7.75%     8.25%     8.50%
 Rates of increase in compensation levels........     5.50      6.00      6.00
 Expected rate of return on plan assets..........     9.50      9.50      9.50

  Firstar also has unfunded pension plans covering certain employees. Interest rates used in calculating the actuarial values are essentially the same as in the previously described plans. The table below summarizes data relative to the plans.

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (thousands of dollars)
Projected benefit obligation..................... $ (9,275) $ (6,257) $ (5,534)
Unrecognized transition obligation...............      232       275       318
Unrecognized net loss............................    3,847     1,486     1,139
                                                  --------  --------  --------
  Pension liability.............................. $ (5,196) $ (4,496) $ (4,077)
                                                  ========  ========  ========
Net pension expense comprised the following:
 Service cost.................................... $    218  $    131  $    117
 Interest cost on projected benefit obligation...      612       474       437
 Net amortization and deferral...................      211       122        99
                                                  --------  --------  --------
  Net pension expense............................ $  1,041  $    727  $    653
                                                  ========  ========  ========

  Firstar has a profit sharing plan under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $9,667,000 in 1993, $8,539,000 in 1992 and $7,167,000 in 1991.

  In addition to pension benefits, certain health care benefits are made available to active and retired employees. Firstar adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" in 1993. The statement requires employers to recognize postretirement benefits on an accrual basis over employee service periods as contrasted with the expensed-as- incurred method of accounting. The implementation of this statement resulted in a net increase of $7.0 million in annual costs in 1993. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                          DECEMBER 31, 1993
                                                        ----------------------
                                                        (thousands of dollars)
Accumulated postretirement benefit obligation:
 Retirees..............................................        $(33,507)
 Fully eligible active plan participants...............         (18,056)
 Other active plan participants........................         (20,354)
                                                               --------
  Total................................................         (71,917)
 Unrecognized transition obligation....................          56,099
 Unrecognized net loss.................................           8,854
                                                               --------
  Postretirement benefit liability.....................        $ (6,964)
                                                               ========
Net postretirement benefit expense comprised the
 following:
 Service cost..........................................        $  1,515
 Interest cost.........................................           4,938
 Amortization of transition obligation.................           2,953
                                                               --------
  Net postretirement benefit expense...................        $  9,406
                                                               ========

  For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed, decreasing to 7% by 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement accumulated benefit obligation by $11,915,000 and the aggregate of the service and interest cost components of net postretirement benefit cost by $1,785,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75%.

NOTE 14. INCOME TAXES

  Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", was issued by the Financial Accounting Standards Board in February 1992 and adopted by Firstar on January 1, 1993. Statement 109 requires a change from the income statement approach under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  The taxes applicable to net income were as follows:

                                                    YEARS ENDED DECEMBER 31
                                                    --------------------------
                                                      1993     1992     1991
                                                    --------  -------  -------
                                                     (thousands of dollars)
Current income taxes:
 Federal........................................... $ 90,048  $66,746  $45,442
 State and other...................................   18,830   14,862   13,072
                                                    --------  -------  -------
  Subtotal.........................................  108,878   81,608   58,514
Deferred income taxes (benefit):
 Federal...........................................  (11,340)  (9,229)  (4,826)
 State and other...................................   (1,543)    (832)    (700)
                                                    --------  -------  -------
  Subtotal.........................................  (12,883) (10,061)  (5,526)
Cumulative effect of change in accounting
 principle.........................................   (2,279)
                                                    --------  -------  -------
  Provision for income taxes....................... $ 93,716  $71,547  $52,988
                                                    ========  =======  =======

  Income tax expense differed from the amount computed by applying the federal statutory rate of 35% in 1993 and 34% in 1992 and 1991 to income before taxes as a result of the following:

                                                    YEARS ENDED DECEMBER 31
                                                    --------------------------
                                                      1993     1992     1991
                                                    --------  -------  -------
                                                     (thousands of dollars)
Tax expense at statutory rate...................... $104,498  $80,991  $63,899
Increase (reduction) in taxes resulting from:
 Change in the beginning-of-year balance of the
  valuation allowance for deferred tax assets
  allocated to income tax expense..................      195
 Adjustment to deferred tax assets and liabilities
  for enacted changes in tax laws and rates........   (1,586)
 Tax exempt income.................................  (18,486) (20,882) (22,086)
 State and local taxes--net of federal income tax
  benefit..........................................   11,390    9,260    8,166
 Amortization of acquisition premium...............    1,663    2,433    2,718
 Other--net........................................   (1,679)    (255)     291
Cumulative effect of change in accounting
 principle.........................................   (2,279)
                                                    --------  -------  -------
 Provision for income taxes........................ $ 93,716  $71,547  $52,988
                                                    ========  =======  =======

  The significant components of deferred income tax expense are as follows:

                                                          YEAR ENDED DECEMBER
                                                                31, 1993
                                                         ----------------------
                                                         (thousands of dollars)
Deferred tax expense (exclusive of the effects of other
 components listed below)...............................        $(11,492)
Adjustments to deferred tax assets and liabilities for
 enacted changes in tax laws and rates..................          (1,586)
Change in balance of the valuation allowance for
 deferred tax assets....................................             195
                                                                --------
 Total..................................................        $(12,883)
                                                                ========

  For the years ended December 31, 1992 and 1991, deferred income tax benefits of $10,061,000 and $5,526,000, respectively, resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                             -----------------
                                                               1992     1991
                                                             --------  -------
                                                              (thousands of
                                                                 dollars)
Deduction for loan losses................................... $ (5,987) $(5,266)
Foreclosed properties.......................................   (2,119)      30
Gain on the sale of building................................    2,475    2,475
Other--net..................................................   (4,430)  (2,765)
                                                             --------  -------
 Total...................................................... $(10,061) $(5,526)
                                                             ========  =======

  The significant components of the net deferred tax asset were as follows:

                                                           DECEMBER 31, 1993
                                                         ----------------------
                                                         (thousands of dollars)
Deferred tax assets:
 Pension costs..........................................        $  9,683
 Reserve for loan losses................................          73,903
 Other real estate......................................           5,748
 Deferred gain on sale of building......................          13,382
 Deferred compensation..................................          10,649
 State and federal net operating loss carryforwards.....          13,439
 Other--net.............................................           3,664
                                                                --------
  Gross deferred tax assets.............................         130,468
 Less valuation allowance...............................         (14,186)
                                                                --------
  Subtotal..............................................         116,282
Deferred tax liabilities:
 Depreciation of bank premises and equipment............         (14,154)
 Equipment leased to customers..........................         (15,829)
 Difference in basis of certain acquired assets
  accounted for as a purchase...........................          (9,822)
                                                                --------
  Gross deferred tax liabilities........................         (39,805)
                                                                --------
  Net deferred tax asset................................        $ 76,477
                                                                ========

  The valuation allowance for deferred tax assets as of January 1, 1993 was $13,991,000. The net change in the valuation allowance for the year ended December 31, 1993 was an increase of $195,000. The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carryforwards of subsidiaries totaling approximately $156,000,000 which expire at various times within the next 15 years. If realized, the tax benefit for these items will reduce current tax expense for that period.

  Other assets include net deferred income tax charges of $76,477,000 at December 31, 1993 and $61,315,000 at December 31, 1992.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

  Firstar is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to sell mortgages, contracts to buy or sell securities and foreign currency, mortgage loans sold with recourse, interest rate caps and floors written and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement Firstar has in particular classes of financial instruments.

  Firstar's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments to sell mortgages, contracts to buy or sell investment securities and foreign currency, mortgage loans sold with recourse and standby letters of credit is represented by the contractual notional amount of those instruments. Firstar uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Firstar evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. For interest rate caps, floors and swap transactions, the contract or notional amounts do not represent exposure to credit loss. Firstar controls the credit risk of its interest rate agreements through credit approvals, limits and monitoring procedures.

  A summary of significant off-balance sheet financial agreements at December 31, 1993 and 1992 follows:

                                                                  CONTRACT OR
                                                                   NOTIONAL
                                                                    AMOUNT
                                                                 -------------
                                                                  DECEMBER 31
                                                                 -------------
                                                                  1993   1992
                                                                 ------ ------
                                                                 (millions of
                                                                   dollars)
Financial instruments whose contract amounts represent credit risk:
 Commitments to extend credit................................... $3,763 $3,153
 Credit card lines..............................................  1,364  1,311
 Standby and commercial letters of credit.......................    349    335
 Mortgage loans sold with recourse..............................     21     30
 Other..........................................................     92     43
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
 Commitments to sell mortgages..................................    202    231
 Interest rate swap agreements:
  As hedges against interest rate risk..........................  1,097    200
  As an intermediary for customers..............................  1,252    533
 Interest rate caps and floors written:
  As hedges against interest rate risk..........................    180     80
  As an intermediary for customers..............................     72     27

  Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Credit card commitments are unsecured agreements to extend credit. Such commitments are reviewed periodically, at which time the commitments may be maintained, increased, decreased or canceled depending upon evaluation of the customer's credit worthiness and other considerations.

  Standby and commercial letters of credit are conditional commitments issued by Firstar to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

  Firstar originates and sells residential mortgage loans as a part of various mortgage-backed security programs sponsored by United States government agencies or government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. These sales are often subject to certain recourse provisions in the event of default by the borrower.

  Other financial instruments include agreements to purchase or sell investment securities and agreements to purchase or sell foreign currency.

  Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments.

  Firstar enters into interest rate swaps, caps, and floors to hedge its own interest rate risk and to act as an intermediary on behalf of its customers. Under a typical swap agreement, one party pays a fixed rate of interest on a notional amount to a second party who in turn pays a variable rate of interest on the same notional amount. Credit risk associated with interest rate swaps is dependent upon the ability of the counterparty to perform its payment obligation under the agreement. Firstar performs normal credit reviews on its swap counterparties. Where Firstar acts as an intermediary for customers, it enters into positions that essentially offset one another.

  Firstar and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which involve substantial claims for compensatory or punitive damages. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe that the final outcome will have a material adverse effect on the financial condition of Firstar.

NOTE 16. REGULATORY RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND CASH

  Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $267 million and $238 million at December 31, 1993 and 1992, respectively.

  Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of loans and dividends. As of December 31, 1993, $117 million could be loaned to Firstar by the subsidiary banks subject to strict collateral requirements, and $216 million could be paid to Firstar by the subsidiary banks in the form of dividends. In addition each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1994 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for such subsidiary bank.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Firstar disclose estimated fair values for its financial instruments. Fair value estimates were based on relevant market data and information about the various financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Firstar's entire holdings of a particular financial instrument. Because no market exists for a significant portion of Firstar's financial instruments, fair value estimates are based on judgements regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities which are not considered financial instruments. Significant assets that are not considered financial instruments include goodwill, core deposit intangibles, certain customer relationships and fixed assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

  Fair value estimates, methods and assumptions are set forth below for Firstar's financial instruments.

  Cash and short-term investments--The carrying amounts for short-term investments (which include interest-bearing deposits with banks, federal funds sold and resale agreements) approximate fair value because they mature in 90 days or less and do not represent unanticipated credit concerns.

  Investment and trading account securities--Estimated fair value for investment and trading account securities is based on quoted market prices. The fair value of certain small issues and municipal securities which are not readily available through market quotations is assumed to equal carrying value as these securities generally have short terms. These securities do not represent a significant portion of the portfolio.

  Loans--Fair values were estimated for loans with similar financial characteristics. The commercial loan portfolio was separated into credit risk categories by variable and fixed rate loans. The fair value of performing loans, except for internally criticized commercial and lease financing loans, was calculated by discounting cash flows using an estimated discount rate that reflects current market rates, the type of loan, credit risk inherent in the loan category and repricing characteristics. Fair value for criticized commercial loans was calculated by reducing the carrying value by an amount that reflects the estimated principal loss. This loss was based on internal credit analysis of specific borrowers taking into consideration past loan loss experience and trends in loan quality. For lease financing loans, carrying value was considered to approximate fair value.

  The fair value of credit card loans was estimated using the net present value method. Credit card portfolios are not actively traded and the discount rate used reflects an estimated rate of return based on the credit quality of the portfolio. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio. For residential mortgages, fair value was estimated by discounting cash flows adjusted for anticipated prepayments using discount rates based on current market rates for similar loans.

  Deposits--The fair value of deposits with no stated maturity, such as interest bearing and non-interest bearing demand, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current market rates for similar types of deposits.

  Borrowed funds--The carrying value of short-term borrowed funds approximate fair value as they are payable within three months or less. The estimated fair value of long-term debt is based on broker quotations, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt.

  Off-balance sheet items--The fair value of interest rate swap agreements is based on the present value of the swap using dealer quotes. Fair values for caps and floors were obtained using an option pricing model which reflects industry pricing standards. These values represent the estimated amount Firstar would receive or pay to terminate the contracts or agreements taking into account current interest rates and market volatility. The fair value of these agreements were $1 million and $3 million at December 31, 1993 and 1992, respectively. The fair value of commitments to extend credit and standby letters of credit was estimated using fees currently charged to enter into similar agreements. The fair value of credit card lines is based on cardholder fees currently being charged. The estimated fair value for commitments to extend credit, standby letters of credit and credit card lines at December 31, 1993 and 1992 were $15 million and $17 million, respectively.

  The estimated fair value of Firstar's financial instruments is summarized as follows:

                                      DECEMBER 31, 1993     DECEMBER 31, 1992
                                    --------------------- ---------------------
                                     CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                      VALUE    FAIR VALUE   VALUE    FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                              (thousands of dollars)
Financial assets:
 Cash and short-term investments... $1,515,802 $1,515,802 $1,701,294 $1,701,294
 Trading account securities........     12,491     12,491     20,873     20,873
 Investment securities.............  2,834,305  2,894,594  2,864,015  2,942,911
 Loans, net of allowance for loan
  losses...........................  8,808,945  9,022,477  7,943,009  8,142,781
Financial liabilities:
 Deposits without stated
  maturities.......................  7,714,095  7,714,095  7,205,797  7,205,797
 Deposits with stated maturities...  3,449,519  3,474,675  3,678,316  3,715,885
 Short-term borrowed funds.........  1,112,490  1,112,490    861,525    861,525
 Long-term debt....................    126,275    145,018    157,921    183,808

NOTE 18. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                               DECEMBER 31
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                              (thousands of
                                                                dollars)
Assets:
 Cash and due from banks................................. $      124 $       66
 Short-term investments..................................     52,485     34,150
 Commercial loans........................................        694      1,100
 Subsidiary loans........................................     33,018     38,996
 Investment in subsidiaries..............................  1,206,978  1,104,015
 Other assets............................................      6,166     13,187
                                                          ---------- ----------
  Total assets........................................... $1,299,465 $1,191,514
                                                          ========== ==========
Liabilities and stockholders' equity:
 Long-term debt.......................................... $  125,311 $  130,043
 Other liabilities.......................................     18,257     13,083
 Stockholders' equity....................................  1,155,897  1,048,388
                                                          ---------- ----------
  Total liabilities and stockholders' equity............. $1,299,465 $1,191,514
                                                          ========== ==========

                              STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31
                                                   ---------------------------
                                                     1993     1992      1991
                                                   -------- --------  --------
                                                     (thousands of dollars)
Revenue:
 Dividends from subsidiaries...................... $139,543 $ 92,611  $ 91,082
 Fees from subsidiaries...........................   21,727   20,245    15,733
 Investment and loan income.......................    3,784    3,834     4,847
 Other revenue....................................    1,673      148       128
                                                   -------- --------  --------
  Total revenue...................................  166,727  116,838   111,790
Expense:
 Interest.........................................   13,045   13,578    14,874
 Salaries and employee benefits...................   15,267   14,182    10,117
 Other expense....................................   10,669   13,530    12,467
                                                   -------- --------  --------
  Total expense...................................   38,981   41,290    37,458
Income before income taxes and equity in
 undistributed income of subsidiaries.............  127,746   75,548    74,332
Provision for income tax expense (benefits).......    8,151   (5,216)   (5,659)
                                                   -------- --------  --------
Income before equity in undistributed income of
 subsidiaries.....................................  119,595   80,764    79,991
Equity in undistributed income of subsidiaries....   84,699   85,221    54,340
                                                   -------- --------  --------
  Net income...................................... $204,294 $165,985  $134,331
                                                   ======== ========  ========

                            STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31
                                                 -----------------------------
                                                   1993       1992      1991
                                                 ---------  --------  --------
                                                   (thousands of dollars)
Cash flows from operating activities:
 Net income..................................... $ 204,294  $165,985  $134,331
 Adjustments:
 Equity in undistributed income of subsidiaries.   (84,699)  (85,221)  (54,340)
 Depreciation, amortization and accretion.......       733       729       701
 Decrease (increase) in other assets............    10,527    (4,397)    1,570
 Increase in other liabilities..................     3,153       785     1,160
 Other net......................................       406     1,216       958
                                                 ---------  --------  --------
  Net cash provided by operating activities.....   134,414    79,097    84,380
Cash flows from investing activities:
 Net (increase) decrease in short-term
  investments...................................   (18,335)   23,615    38,565
 Net decrease (increase) in commercial loans....       174    (1,513)
 Net decrease (increase) in loans to
  subsidiaries..................................     5,978     2,566   (34,812)
 Expenditures for premises and equipment........      (902)     (328)     (338)
 Funds invested in acquisitions.................             (12,730)
 Capital contributions to subsidiaries..........      (710)  (10,300)     (650)
 Purchase of minority shares of subsidiaries....      (591)     (779)     (712)
 Net (increase) decrease in intercompany
  receivables...................................      (956)      168       294
 Other net......................................       167      (451)   (1,746)
                                                 ---------  --------  --------
  Net cash (used in) provided by investing
   activities...................................   (15,175)      248       601
Cash flows from financing activities:
 Repayment of long-term debt....................      (366)   (6,428)  (20,606)
 Cash dividends.................................   (67,453)  (53,204)  (44,529)
 Preferred stock redemption.....................   (51,500)
 Common stock transactions......................       138   (19,788)  (20,761)
                                                 ---------  --------  --------
  Net cash used in financing activities.........  (119,181)  (79,420)  (85,896)
                                                 ---------  --------  --------
Net increase (decrease) in cash and due from
 banks..........................................        58       (75)     (915)
Cash and due from banks at beginning of year....        66       141     1,056
                                                 ---------  --------  --------
Cash and due from banks at end of year.......... $     124  $     66  $    141
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for interest......... $  12,829  $ 13,672  $ 15,039

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Firstar Corporation:

  We have audited the accompanying consolidated balance sheets of Firstar Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstar Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in notes 13, 14 and 4 to the consolidated financial statements, Firstar Corporation adopted the provisions of Statement of Financial Accounting Standards Nos. 106, 109 and 115, respectively, in 1993.

                                          LOGO
                                          KPMG PEAT MARWICK

Milwaukee, Wisconsin
January 20, 1994

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                           1993
                                            -----------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
                                             (thousands of dollars, except per
                                                        share data)
Interest revenue........................... $217,901 $216,253 $216,549 $216,251
Interest expense...........................   78,149   75,409   74,037   71,303
                                            -------- -------- -------- --------
NET INTEREST REVENUE.......................  139,752  140,844  142,512  144,948
Provision for loan losses..................    6,334    5,328    6,789    6,116
Other operating revenue....................   79,325   84,285   88,058   90,597
Other operating expense....................  141,739  144,882  147,885  153,238
                                            -------- -------- -------- --------
INCOME BEFORE INCOME TAXES.................   71,004   74,919   75,896   76,191
Provision for income taxes.................   20,978   24,522   24,541   23,675
                                            -------- -------- -------- --------
NET INCOME................................. $ 50,026 $ 50,397 $ 51,355 $ 52,516
                                            ======== ======== ======== ========
PER COMMON SHARE
Net income................................. $    .78 $    .78 $    .79 $    .80
Dividends..................................      .22      .26      .26      .26
Stock price ranges:
 high......................................   35 7/8   37 1/4   34 1/8   35 3/8
 low.......................................   29 7/8   29 1/2   31 5/8   29 3/8
 close.....................................   33 7/8   32 1/2   33 5/8   30 3/4
                                                           1992
                                            -----------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
                                             (thousands of dollars, except per
                                                        share data)
Interest revenue........................... $228,656 $225,186 $220,914 $223,765
Interest expense...........................   98,962   91,557   85,616   83,234
                                            -------- -------- -------- --------
NET INTEREST REVENUE.......................  129,694  133,629  135,298  140,531
Provision for loan losses..................   12,214   11,959   10,340   10,308
Other operating revenue....................   71,786   71,686   77,405   79,890
Other operating expense....................  136,690  132,754  139,555  148,567
                                            -------- -------- -------- --------
INCOME BEFORE INCOME TAXES.................   52,576   60,602   62,808   61,546
Provision for income taxes.................   15,513   19,591   19,647   16,796
                                            -------- -------- -------- --------
NET INCOME................................. $ 37,063 $ 41,011 $ 43,161 $ 44,750
                                            ======== ======== ======== ========
PER COMMON SHARE
Net income................................. $    .59 $    .65 $    .68 $    .70
Dividends..................................      .18      .20      .20      .22
Stock price ranges:
 high...................................... 26 3/4   27 9/16  29 5/8     31 7/8
 low....................................... 23 5/16  23 1/8   26 15/16   25 3/8
 close..................................... 24 15/16 27 7/16  27 3/4     31 1/2

                      FIRSTAR CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND FINANCIAL RATIOS

                                         YEARS ENDED DECEMBER 31
                               ------------------------------------------------
                                 1993      1992      1991      1990      1989
                               --------  --------  --------  --------  --------
                                 (thousands of dollars, except per share
                                                  data)
INTEREST REVENUE
Loans........................  $685,530  $693,594  $757,069  $769,384  $746,803
Investment securities........   174,652   191,736   206,577   195,366   166,544
Other........................     6,772    13,191    18,033    28,288    41,123
                               --------  --------  --------  --------  --------
 Total interest revenue......   866,954   898,521   981,679   993,038   954,470
INTEREST EXPENSE
Deposits.....................   261,634   321,405   438,799   474,114   450,166
Short-term borrowed funds....    23,811    23,423    45,434    70,410    73,507
Long-term debt...............    13,453    14,541    16,850    18,560    17,695
                               --------  --------  --------  --------  --------
 Total interest expense......   298,898   359,369   501,083   563,084   541,368
                               --------  --------  --------  --------  --------
NET INTEREST REVENUE.........   568,056   539,152   480,596   429,954   413,102
Provision for loan losses....    24,567    44,821    50,276    49,161    52,362
                               --------  --------  --------  --------  --------
NET INTEREST REVENUE AFTER
 LOAN LOSS PROVISION.........   543,489   494,331   430,320   380,793   360,740
OTHER OPERATING REVENUE
Trust and investment
 management fees.............   110,185    95,926    80,813    70,051    64,131
Service charges on deposit
 accounts....................    74,071    66,301    59,368    50,250    44,078
Credit card service revenue..    53,316    51,867    54,594    51,562    46,065
Other........................   104,693    86,673    77,760    76,438    71,247
                               --------  --------  --------  --------  --------
 Total other operating
  revenue....................   342,265   300,767   272,535   248,301   225,521
OTHER OPERATING EXPENSE
Salaries and employee
 benefits....................   316,848   287,607   266,757   245,571   232,585
Net occupancy expense........    48,731    44,408    42,252    35,708    36,618
Equipment expense............    48,139    48,720    42,483    39,774    38,422
Other........................   174,026   176,831   164,044   143,747   121,883
                               --------  --------  --------  --------  --------
 Total other operating
  expense....................   587,744   557,566   515,536   464,800   429,508
                               --------  --------  --------  --------  --------
INCOME BEFORE INCOME TAXES...   298,010   237,532   187,319   164,294   156,753
Provision for income taxes...    93,716    71,547    52,988    46,837    45,618
                               --------  --------  --------  --------  --------
NET INCOME...................  $204,294  $165,985  $134,331  $117,457  $111,135
                               ========  ========  ========  ========  ========
Per common share:
 Net income..................  $   3.15  $   2.62  $   2.14  $   1.82  $   1.72
 Dividends...................      1.00       .80      .705      .635      .545
Return on average total
 assets......................      1.59%     1.36%     1.16%     1.06%     1.07%
Return on average common
 equity......................     18.61     17.43     15.85     14.83     15.65
Dividend payout ratio........     31.75     30.53     32.94     34.89     31.69
Equity as a percentage of
 assets:
 At year-end.................      8.38      7.96      7.44      7.03      7.08
 Average for the year........      8.79      8.06      7.50      7.41      7.24
Full-time equivalent staff
 (at year-end)...............     8,608     8,246     7,709     7,791     7,776
Number of common stockholders
 (at year-end)...............     9,990     9,652     8,742     9,422     9,453
Average common shares
 outstanding (000's).........    63,747    61,879    60,998    61,218    60,164

                      FIRSTAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND RATE ANALYSIS

                               1993                          1992                          1991
                   ----------------------------- ----------------------------- ------------------------------
                     AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE              AVERAGE
                     BALANCE    INTEREST  RATE     BALANCE    INTEREST  RATE     BALANCE    INTEREST   RATE
                   -----------  -------- ------- -----------  -------- ------- -----------  --------- -------
                                                                                 (thousands of dollars)
ASSETS
Interest-bearing
deposits with
banks............  $    33,043  $  1,385   4.19% $    67,864  $  2,608   3.84% $    59,003  $   4,238   7.18%
Federal funds
sold and resale
agreements.......      147,744     4,602   3.11      277,075     9,791   3.53      232,272     13,016   5.60
Trading account
securities.......       17,332       985   5.68       15,514     1,012   6.52       13,089        989   7.56
Investment
securities:
 Taxable.........    2,005,584   129,593   6.46    1,913,174   140,652   7.35    1,881,714    155,821   8.28
 Nontaxable......      923,451    67,780   7.34      931,803    74,934   8.04      813,033     75,327   9.26
                   -----------  --------         -----------  --------         -----------  ---------
 Total investment
 securities......    2,929,035   197,373   6.74    2,844,977   215,586   7.58    2,694,747    231,148   8.58
Loans:
 Commercial......    4,936,620   385,322   7.81    4,519,772   382,129   8.45    4,399,308    439,212   9.98
 Consumer........    3,396,343   306,658   9.03    3,115,162   319,102  10.24    2,917,125    328,633  11.27
                   -----------  --------         -----------  --------         -----------  ---------
 Total loans.....    8,332,963   691,980   8.30    7,634,934   701,231   9.18    7,316,433    767,845  10.49
                   -----------  --------         -----------  --------         -----------  ---------
 Interest earning
 assets..........   11,460,117   896,325   7.82   10,840,364   930,228   8.58   10,315,544  1,017,236   9.86
Reserve for loan
losses...........     (173,224)                     (160,642)                     (144,714)
Cash and due from
banks............      938,407                       855,297                       810,141
Other assets.....      631,939                       634,794                       641,521
                   -----------                   -----------                   -----------
 Total assets....  $12,857,239                   $12,169,813                   $11,622,492
                   ===========                   ===========                   ===========
LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest-bearing
demand...........  $ 1,418,061  $ 23,666   1.67% $ 1,280,893  $ 31,977   2.50% $ 1,086,022  $  45,490   4.19%
Savings passbook.    1,490,209    38,214   2.56    1,239,367    40,247   3.25    1,017,324     48,789   4.80
Consumer time....    4,171,099   171,282   4.11    4,329,151   213,325   4.93    4,434,678    288,326   6.50
Commercial time..      921,476    28,472   3.09      943,854    35,856   3.80      970,666     56,194   5.79
Short-term
borrowed funds...      822,580    23,811   2.89      692,879    23,423   3.38      840,780     45,434   5.40
Long-term debt...      133,135    13,453  10.10      146,748    14,541   9.91      167,833     16,850  10.04
                   -----------  --------         -----------  --------         -----------  ---------
 Interest-bearing
 liabilities.....    8,956,560   298,898   3.34    8,632,892   359,369   4.16    8,517,303    501,083   5.88
Demand deposits..    2,531,844                     2,323,260                     2,001,692
Other
liabilities......      238,645                       232,773                       231,662
Stockholders'
equity...........    1,130,190                       980,888                       871,835
                   -----------                   -----------                   -----------
 Total
 liabilities and
 stockholders'
 equity..........  $12,857,239                   $12,169,813                   $11,622,492
                   ===========                   ===========                   ===========
Net interest
revenue/margin...               $597,427   5.21%              $570,859   5.27%              $ 516,153   5.00%
                                ========                      ========                      =========

                               1990                           1989
                   ------------------------------ -----------------------------
                     AVERAGE              AVERAGE   AVERAGE             AVERAGE
                     BALANCE    INTEREST   RATE     BALANCE    INTEREST  RATE
                   -----------  --------- ------- -----------  -------- -------

ASSETS
Interest-bearing
deposits with
banks............  $    64,772  $   5,668   8.75% $    98,914  $  9,215   9.32%
Federal funds
sold and resale
agreements.......      265,280     21,572   8.13      334,456    30,536   9.13
Trading account
securities.......       15,068      1,331   8.83       18,880     1,669   8.84
Investment
securities:
 Taxable.........    1,701,890    147,506   8.67    1,575,206   134,532   8.54
 Nontaxable......      734,592     71,133   9.68      483,962    47,941   9.91
                   -----------  ---------         -----------  --------
 Total investment
 securities......    2,436,482    218,639   8.97    2,059,168   182,473   8.86
Loans:
 Commercial......    4,247,266    462,684  10.89    4,114,226   461,109  11.21
 Consumer........    2,754,243    319,319  11.59    2,474,474   300,466  12.14
                   -----------  ---------         -----------  --------
 Total loans.....    7,001,509    782,003  11.17    6,588,700   761,575  11.56
                   -----------  ---------         -----------  --------
 Interest earning
 assets..........    9,783,111  1,029,213  10.52    9,100,118   985,468  10.83
Reserve for loan
losses...........     (124,955)                      (115,078)
Cash and due from
banks............      838,644                        812,252
Other assets.....      607,499                        557,200
                   -----------                    -----------
 Total assets....  $11,104,299                    $10,354,492
                   ===========                    ===========
LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest-bearing
demand...........  $   958,890  $  44,370   4.63% $   875,501  $ 41,699   4.76%
Savings passbook.      945,242     48,199   5.10      915,325    46,343   5.06
Consumer time....    4,206,338    312,597   7.43    3,819,432   287,438   7.53
Commercial time..      972,565     68,948   7.09      947,501    74,686   7.88
Short-term
borrowed funds...      913,330     70,410   7.71      834,389    73,507   8.81
Long-term debt...      181,797     18,560  10.21      171,198    17,695  10.34
                   -----------  ---------         -----------  --------
 Interest-bearing
 liabilities.....    8,178,162    563,084   6.89    7,563,346   541,368   7.16
Demand deposits..    1,877,794                      1,806,507
Other
liabilities......      225,920                        234,554
Stockholders'
equity...........      822,423                        750,085
                   -----------                    -----------
 Total
 liabilities and
 stockholders'
 equity..........  $11,104,299                    $10,354,492
                   ===========                    ===========
Net interest
revenue/margin...               $ 466,129   4.76%              $444,100   4.88%
                                =========                      ========

- ------
  Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35% in 1993 and 34% in 1992, 1991, 1990 and 1989. The rate calculations include the effect of certain loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Notice of the 1994 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

  The executive officers of Firstar Corporation are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

  The Notice of the 1994 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Notice of the 1994 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Notice of the 1994 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

  The following financial statements of Firstar Corporation are filed as a part of this document underItem 8. Financial Statements and Supplementary Data.

  Consolidated Balance Sheets as of December 31, 1993 and 1992

  Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1992 and 1991

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

  Notes to Consolidated Financial Statements

  Independent Auditors' Report

(A)2. FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(A)3. EXHIBITS

     3(i)  Articles of incorporation of Firstar Corporation (incorporated by reference to Exhibit 19 of the Form 10-Q of Firstar for the quarter ended September 30, 1992)
     3(ii) By-Laws of Firstar Corporation (incorporated by reference to
           Exhibit 3.2 of the Form 10-K for the year ended December 31,
           1991)
     4.2   Indenture dated as of June 1, 1986 between Firstar Corporation and Chemical Bank, as Trustee, relating to 10% Notes due June
           1, 1996 (incorporated by reference to Exhibit 4(b) to
           Amendment No. 1 to Registration No. 33-5932 of Firstar)
     4.3   Indenture dated as of May 1, 1988 between Firstar Corporation and Chemical Bank, as Trustee, relating to 10 1/4%
           Subordinated Notes due May 1, 1998 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration No. 33-
           21527 of Firstar)
     4.4   Shareholder Rights Plan of Firstar Corporation (incorporated by reference to Exhibit 4 of Form 8-K dated January 19, 1989 of Firstar)
    10.1   Collective Bargaining Agreement between Firstar Bank
           Milwaukee, N.A. and Firstar Bank Milwaukee Employees
           Association dated July 30, 1993 (incorporated by reference to
           Exhibit 10.1 of the Form 10-Q of Firstar for the quarter ended
           September 30, 1993)
    10.3   Directors' Deferred Compensation Plan, as amended
           (incorporated by reference to Exhibit 10.3 of the Annual
           Report Form 10-K of Firstar for the year ended December 31,
           1988)
    10.4*  Key Executive Employment and Severance Agreement, as amended
           (incorporated by reference to Exhibit 10.4 of the Form 10-Q of
           Firstar for the quarter ended September 30, 1993)
    10.5   Security Financial Services, Inc. 1979 Stock Option Plan, as
           amended, assumed by Firstar (incorporated by reference to
           Exhibit 4.1 of Registration No. 33-3432 of Firstar)
    10.6   Security Financial Services, Inc. 1984 Incentive Stock Option
           Plan, as amended, assumed by Firstar (incorporated by
           reference to Exhibit 4.2 of Registration No. 33-3432 of
           Firstar)
    10.7*  1988 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.7 of the Form 10-Q of Firstar for the
           quarter ended September 30, 1993)
    10.8*  Annual Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 of the Annual Report Form 10-K of
           Firstar for the year ended December 31, 1989)
    10.9*  Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Form 10-Q of Firstar for the
           quarter ended September 30, 1993)
    10.10  Form of Indemnity Agreement between Firstar Corporation and its directors (incorporated by reference to Exhibit 10 of the
           Quarterly Report on Form 10-Q of Firstar for the quarter ended
           September 30, 1988)
    21.    Subsidiaries of Firstar Corporation
    23.    Consent of Independent Auditors
    24.    Powers of Attorney

  A copy of the exhibits listed herein can be obtained by writing to Mr. William H. Risch, Senior Vice President-Finance and Treasurer, Firstar Corporation, P.O. Box 532, Milwaukee, Wisconsin 53201.

*Executive Compensation Plans

(B) No reports on Form 8-K were filed during the fourth quarter of 1993.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTAR CORPORATION

                                          LOGO
                                          -------------------------------------
                                          Roger L. Fitzsimonds
March 18, 1994                            Chairman and Chief Executive Officer

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                     March 18, 1994
LOGO
- -------------------------------------
Roger L. Fitzsimonds
Chairman, Chief Executive Officer
 and director

                                                     March 18, 1994
- -------------------------------------
LOGO
John A. Becker
President, Chief Operating Officer
 and director

                                                     March 18, 1994
LOGO
- -------------------------------------
William H. Risch
Senior Vice President-Finance and
 Treasurer
(principal finance and accounting
 officer)

                                   DIRECTORS

Michael E. Batten*               John H. Hendee, Jr.*          George W. Mead
George M. Chester, Jr.*          Jerry M. Hiegel*              II*
Roger H. Derusha*                Joe Hladky*                   Guy A. Osborn*
James L. Forbes*                 James H. Keyes*               Judith D. Pyle*
Holmes Foster*                   Sheldon B. Lubar*             Clifford V.
Joseph F. Heil, Jr.*             Daniel F. McKeithan, Jr.*     Smith, Jr.*
                                                               William W.
                                                               Wirtz*

                                                     March 18, 1994
                 LOGO
*By__________________________________
          William H. Risch
          Attorney-in-Fact