Form 10-Q
period 1994-03-31
FIRSTAR CORP/WI
filed 1994-05-10
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1994          COMMISSION FILE NUMBER 1-2981




                        FIRSTAR CORPORATION
      (Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                                       39-0711710
      (State of Incorporation)                  (I.R.S. EMPLOYER
                                                Identification No.)




      777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

                        Telephone Number (414) 765-4985







The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the precedeing 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of May 2, 1994, 64,324,611 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security            8
          Holders

Item 6.  Exhibits and Reports on Form 8-K                       8


SIGNATURES                                                      9





PART I.  FINANCIAL INFORMATION

  The financial data presented herein are unaudited, but in the opinion of management reflect all adjustments which are necessary for a fair presentation of such infomation. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.



FIRSTAR CORPORATION AND SUBSIDIARIES                                                                                       `
CONSOLIDATED BALANCE SHEETS (unaudited)

=============================================================================

                                                        March 31   December 31
(Thousands of Dollars)                                    1994         1993
- - -------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                $1,343,354   $1,228,957
Interest-Bearing Deposits with Banks                        4,458        4,328
Federal Funds Sold and Resale Agreements                  215,454      282,517
Trading Account Securities                                 18,967       12,491
Investment Securities (market value $2,878,586 and
   $2,894,594 on 3/31/94 & 12/31/93)                    2,876,265    2,834,305

Loans:
    Commercial and Industrial                           2,548,577    2,470,454
    Real Estate                                         2,012,787    1,948,789
    Other                                                 852,335      886,518
                                                      ------------ ------------
        Commercial Loans                                5,413,699    5,305,761

    Credit Card                                           502,483      546,051
    Real Estate - Mortgage                              1,293,282    1,363,671
    Home Equity                                           443,056      445,135
    Other                                               1,347,246    1,323,200
                                                      ------------ ------------
        Consumer Loans                                  3,586,067    3,678,057

                                                      ------------ ------------
          Total Loans                                   8,999,766    8,983,818
          Reserve for Loan Losses                        (175,399)    (174,873)
                                                      ------------ ------------
            Loans - Net                                 8,824,367    8,808,945

Bank Premises and Equipment                               265,169      264,569
Customer Acceptance Liability                              24,143       17,412
Other Assets                                              336,233      340,471
                                                      ------------ ------------
     Total Assets                                     $13,908,410  $13,793,995
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                              2,613,347    3,064,314
    Interest-Bearing Demand                             1,424,229    1,557,145
    Savings Passbook                                    1,557,113    1,528,222
    Consumer Time                                       4,058,714    4,041,411
    Commercial Time                                     1,117,825      972,522
                                                      ------------ ------------
        Total Deposits                                 10,771,228   11,163,614

Short-Term Borrowed Funds                               1,579,306    1,112,490
Long-Term Debt                                            126,025      126,275
Bank Acceptances Outstanding                               24,143       17,412
Other Liabilities                                         217,322      218,307
                                                      ------------ ------------
        Total Liabilities                              12,718,024   12,638,098

Stockholders' Equity:
  Common Stock                                             81,194       81,149
  Capital Surplus                                         150,412      149,882
  Retained Earnings                                       965,019      928,559
  Treasury Stock                                           (6,239)      (3,693)
                                                      ------------ ------------
     Total Stockholders' Equity                         1,190,386    1,155,897
                                                      ------------ ------------
  Total Liabilities and Stockholders' Equity          $13,908,410  $13,793,995
                                                      ============ ============



FIRSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

================================================================================
                                                        Three Months Ended
                                                              March 31
(Thousands of Dollars, Except Per Share Data)             1994         1993
- - --------------------------------------------------------------------------------
INTEREST REVENUE
Loans                                                    $173,431     $169,898
Investment Securities                                      39,249       45,511
Interest-Bearing Deposits with Banks                           73        1,019
Federal Funds Sold and Resale Agreements                    1,657        1,307
Trading Account Securities                                    239          166
                                                         ------------ ----------
        Total Interest Revenue                            214,649      217,901

INTEREST EXPENSE
Deposits                                                   57,971       68,959
Short-Term Borrowed Funds                                   9,446        5,569
Long-Term Debt                                              3,217        3,621
                                                         ------------ ---------
        Total Interest Expense                             70,634       78,149
                                                         ------------ ---------

NET INTEREST REVENUE                                      144,015      139,752
Provision for Loan Losses                                   2,958        6,334
                                                         ------------ ---------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION            141,057      133,418

OTHER OPERATING REVENUE
Trust and Investment Management Fees                       30,190       27,213
Service Charges on Deposit Accounts                        18,380       17,084
Credit Card Service Revenue                                12,249       11,805
Data Processing Fees                                        5,058        5,445
Investment Securities Gains                                    27            9
Other Revenue                                              17,209       17,769
                                                         ------------ ---------
        Total Other Operating Revenue                      83,113       79,325

OTHER OPERATING EXPENSE
Salaries                                                   65,677       60,747
Employee Benefits                                          16,496       16,817
Equipment Expense                                          12,295       11,740
Net Occupancy Expense                                      12,130       11,592
Net Other Real Estate (Revenue) Expense                      (343)         456
Other Expense                                              37,948       40,387
                                                         ------------ ---------
        Total Other Operating Expense                     144,203      141,739
                                                         ------------ ---------
INCOME BEFORE INCOME TAXES                                 79,967       71,004
Applicable Income Taxes                                    26,745       20,978
                                                         ------------ ---------
NET INCOME                                                $53,222      $50,026
                                                         ============ =========
Net Income Applicable to Common Stock                     $53,222      $49,138
                                                         ============ =========
PER COMMON SHARE
Net Income                                                  $0.83        $0.78
Dividends                                                    0.26         0.22




FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               March 31
(Thousands of Dollars)                                    1994         1993
- - -------------------------------------------------------------------------------
                                                             (Unaudited)
Cash Flows from Operating Activities:
 Net Income                                               $53,222      $50,026
 Adjustments:
  Provision for loan losses                                 2,958        6,334
  Depreciation, amortization, and accretion                 7,896        9,301
  Net increase in trading account securities               (6,476)        (883)
  Net decrease  in loans held for resale                  115,232      135,437
  Gains on sale of assets                                    (464)      (2,836)
  Decrease (increase) in other assets                         641       (5,228)
  Increase in other liabilities                               743       10,230
  Other net                                                  (465)        (779)
                                                       ------------ ------------
  Net cash provided by operating activities              173,287      201,602
Cash Flows from Investing Activities:
  Net decrease (increase) in federal funds sold and
   resale agreements                                       67,063      (12,608)
  Net (increase) decrease in interest-bearing deposits
   with banks                                                (130)     142,980
  Sales of investment securities                                         6,192
  Maturities of investment securities                     198,543      357,318
  Purchase of investment securities                      (244,373)    (454,663)
  Net increase in loans                                  (129,654)     (68,418)
  Cash acquired in acquisitions                                         11,290
  Proceeds from sale of other real estate                   3,927        2,776
  Purchase of bank premises and equipment                  (9,647)      (7,716)
  Proceeds from sale of bank premises and equipment            35           82
                                                       ------------ ------------
  Net cash used in investing activities                 (114,236)     (22,767)
Cash Flows from Financing Activities:
  Net decrease in deposits                               (392,386)    (473,629)
  Net increase  in short-term borrowed funds              466,816       50,178
  Repayment of long-term debt                                (271)     (26,083)
  Common stock transactions                                (2,051)         738
  Cash dividends                                          (16,762)     (14,851)
                                                       ------------ ------------
  Net cash provided by ( used in) financing activities     55,346     (463,647)
Net increase (decrease) in cash and due from banks        114,397     (284,812)
Cash and due from banks at beginning of period          1,228,957    1,289,950
                                                       ------------ ------------
Cash and due from banks at end of period               $1,343,354   $1,005,138
                                                       ============ ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                 $67,229      $77,921
 Income taxes                                              10,639        9,287

Transfer to other real estate from loans                   $1,688       $3,244


SUPPLEMENTAL FOOTNOTES (Unaudited)
(Thousands of Dollars)

1. Nonperforming Assets
                                 March 31   December 31    March 31
                                   1994         1993         1993
                                ------------ ------------ ------------
   Nonaccrual Loans:
    Commercial                     $39,353      $21,243      $24,982
    Commercial - Real Estate        24,542       25,477       26,695
    Consumer                         6,455        6,417        7,728
                                 ------------ ------------ ------------
                                    70,350       53,137       59,405
   Renegotiated Loans:
    Commercial                         820          823        1,432
    Commercial - Real Estate           664          690          515
                                 ------------ ------------ ------------
                                     1,484        1,513        1,947
   Other Real Estate*                8,138       10,215       31,683
                                 ------------ ------------ ------------
        Total                      $79,972      $64,865      $93,035
                                 ============ ============ ============
   Nonperfor. Assets as a Percent of:
    Loans and Other Real Estate       0.89%        0.72%        1.14%
    Total Assets                       .57          .47          .72

*Nonperforming loans which were included in other real estate under
 "in substance foreclosure" accounting rules were $9.8 million, at
  March 31, 1993. Such "in substance foreclosed" loans were reclassified to loans in subsequent periods.

2. Loans Past Due 90 Days and Still Accruing

                                      March 31   December 31    March 31
                                        1994         1993         1993
                                     ------------ ------------ ------------
   Commercial                          $8,236       $5,521      $11,086
   Commercial - Real Estate             8,114        3,934        5,510
   Consumer                            12,460       12,348       12,416
                                    ------------ ------------ ------------
   Total                              $28,810      $21,803      $29,012
                                    ============ ============ ============

3. Reserve for Loan Losses

                                            Three Months Ended
                                                  March 31
                                              1994         1993
                                          ------------ ------------
   Balance - Beginning of period            $174,873     $168,482
   Provision for Loan Losses                   2,958        6,334
   Loan Recoveries                             4,104        4,297
   Loan Charge-Offs                           (6,536)      (8,502)
   Reserves of Acquired Banks                               1,370
                                           ------------ ------------
   Balance - End of period                  $175,399     $171,981
                                           ============ ============
   Net Charge-Offs to Average Loans             0.11%        0.21%
   Reserve to Period-End Loans                  1.95%        2.12%

4. The Corporation's net income for the twelve months ended March 31, 1994 was $207,490,000 or $3.20 per common share.

5. Firstar uses interest rate swaps, caps and floors in the process of managing interest rate sensitivity. The use of these hedges allows Firstar to change interest rate sensitivity while retaining the ability to offer products that satisfy customer needs. Interest rate instruments have been used to alter the rate characteristics of both loans and deposits.
  The table below shows information on interest rate risk management instruments. The notional amount of these agreements was $1.6 billion on March 31, 1994. Additionally, Firstar has $1.4 billion of interest rate instruments for which it serves as an intermediary for customers.
    Where Firstar acts as an intermediary, it enters into positions that essentially offset one another. Notional principal amounts are the basis for the exchange of interest payments.

                                                          Interest Rate Derivative Instruments
                                                                   (Millions of Dollars)

                                                                                    Unrealized
                                                                                    Market Value
                                                         December 31    March 31     March 31
                                                             1993         1994         1994
                                                         ------------ ------------ ------------
Interest rate swaps:
            Receive fixed rate pay variable rate             $260         $365       ($10.1)
            Receive variable rate pay fixed rate              117           97         (0.3)
            Receive variable rate pay variable rate           720          945        (13.7)
                                                         --------------------------------------
                                Subtotal                   $1,097       $1,407       ($24.1)

Interest rate caps                                            120          120          1.0
Interest rate floors                                           60           80          0.6
                                                         --------------------------------------
                                Total                      $1,277       $1,607       ($22.5)
                                                         ======================================



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


  Net income of Firstar Corporation was $53.2 million, or $.83 per common share during the first quarter of 1994, compared to $50.0 million, or $.78 per common share during the same period last year. This represented a 6.4% increase in net income per common share. Return on equity was 18.37% during the first quarter of 1994 compared to 19.48% in 1993, while return on average assets was 1.62% compared to 1.61% during the same period last year.

  Net interest revenue, on a taxable equivalent basis, was $151.0 million which was $4.2 million, or 3% above the level of last year. The net interest margin was 5.11% during the first quarter compared to 5.27% a year earlier. The increase in net interest revenue was attributable to the higher earning asset balances, up 6% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed as a result of the rising interest rates.

  The provision for loan losses of $3.0 million was $3.4 million lower than last year, with net charge-offs decreasing $1.8 million from the same period last year. Net charge-offs for the first quarter were at a level of .11% of average outstanding loans compared to .21% a year earlier. Credit card charge-offs have decreased to 1.97% of outstanding loans during the first quarter of 1994 from a level of 2.60% during the same period last year. The level of charge-offs may not be representative of full year results. The reserve for loan losses represented 1.95% of total loans at March 31, 1994, the same level as at year-end and down from 2.12% a year earlier.

  Nonperforming assets were $80.0 million at March 31, 1994, which amounted to .89% of total loans and other real estate. This was a $15.1 million increase from the December 31, 1993 level. This increase in nonperforming assets during the quarter resulted from the addition of loans to one borrower and does not represent a trend. Nonperforming real estate related assets decreased $3.0 million during the first quarter. Commercial nonperforming loans increased $18.1 million, while consumer nonperforming loans were level. Commercial nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at March 31, 1994 of $40.2 million, or 50% of total nonperforming assets. Real estate related nonperforming assets currently represent 42% of the nonperforming portfolio.

  Other operating revenue rose by 5% to a level of $83.1 million. While this first quarter growth is less than the 14% achieved during 1993, Firstar anticipates stronger growth later in the year and annual fee growth of over 10%. Trust and investment management fee revenue rose by 11% while deposit service charges rose by 8%. Credit card fee revenue increased 4% from the year earlier levels despite an intense marketplace. All other fee revenue has shown a decline of 4%.

  Other operating expense increased by 2% to a level of $144.2 million. Personnel costs rose by 6% to a level of $82.2 million due in the most part to merit increases taking effect at the beginning of the year. Nonpersonnel costs decreased 3%. The efficiency ratio, which is the ratio of expense to revenue improved further during the quarter. This ratio was 61.6% in the first quarter of 1994 compared to 62.7% a year earlier. It is Firstar's goal to reach an efficiency ratio in 1995.

  Total assets on March 31, 1994 were $13.9 billion, an increase of $114.4 million from the level at year-end. Short-term investments were $60.5 million lower; investment securities were increased by $42.0 million from the year-end level; and loans were $15.9 million higher than at year-end.

  Total deposits were $10.8 billion on March 31, 1994, a decrease of $392.4 million from the levels at year-end. Transaction accounts were $583.9 million lower reflecting higher balances generally maintained by customers at year-end. Other deposits have increased by $191.5 million. Short-term borrowed fund levels increased $466.8 million from year-end.

  Stockholders' equity totaled $1,190.4 million at the end of the first quarter, an increase of $34.5 million from the level at year-end. Total equity as a percent of total assets amounted to 8.56%. Under risk-based capital rules, total capital is 13.57% of risk-adjusted assets, compared to an 8% requirement. Management considers its capital levels adequate for current needs

  The Board of Directors approved an increase in the quarterly dividend to common stockholders from 26 cents to 30 cents per share which is payable May 15 to shareholders of record May 2.

                      PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of the shareholders of Firstar Corporation was held on April 21, 1994. The items presented at the meeting and the results of the vote were as follows:

1. The management nominees for directors for terms expiring in 1997 were elected. There were no abstentions or broker nonvotes.

                                              For      Withheld
                                          -----------  ---------
             John A. Becker               53,343,379    524,523
             George M. Chester, Jr.       53,351,056    516,846
             Roger L. Fitzsimonds         53,345,915    521,987
             Holmes Foster                53,279,392    588,510
             Joe Hladky                   53,337,014    530,888
             Judith D. Pyle               53,321,080    546,822
             Dr. Clifford V. Smith, Jr.   53,290,397    577,505

2. The Amendment to the 1988 Incentive Stock Plan for Key Employees was approved.

             For               48,345,781
             Against            4,867,782
             Abstain              654,339
             Broker Nonvotes            0

3.  The Annual Executive Incentive Plan was approved.

             For               50,502,760
             Against            2,712,473
             Abstain              652,669
             Broker Nonvotes            0

4.  An advisory shareholder proposal concerning South Africa was defeated.

             For                5,085,920
             Against           39,822,850
             Abstain            2,683,057
             Broker Nonvotes    6,276,075


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) No reports on Form 8-K were filed during the quarter.


                                            -8-




                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                          FIRSTAR CORPORATION




                                          /s/ William H. Risch
                                          ----------------------
May 6, 1994                               William H. Risch
                                          Senior Vice President-Finance and
                                          Treasurer (Chief Financial Officer)