Form 10-Q
period 1994-06-30
FIRSTAR CORP /WI/
filed 1994-08-12
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED JUNE 30, 1994       COMMISSION FILE NUMBER 1-2981




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

As of Augusst 1, 1994, 64,286,211 shares of common stock were outstanding.



FIRSTAR CORPORATION

CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6

         Additional Financial Data                              11


PART II.  OTHER INFORMATION

Item 5.  Other Information                                      13

Item 6.  Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                      13





FIRSTAR CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------------------------
                                                          June 30     December 31     June 30
(Thousands of Dollars)                                      1994          1993          1993
- - ----------------------------------------------------------------------------------  ------------
                                                        (Unaudited)                 (Unaudited)
ASSETS
Cash and Due from Banks                               $     935,813 $   1,228,957 $   1,070,154
Interest-Bearing Deposits with Banks                          4,637         4,328         4,229
Federal Funds Sold and Resale Agreements                    222,501       282,517       173,666
Trading Account Securities                                   19,346        12,491        17,217
Investment Securities (market value $2,926,785,
    $2,894,594 and $3,000,174 on June 30, 1994,
   December 31, 1993 and June 30, 1993)                   2,954,376     2,834,305     2,917,783

Loans:
Commercial and Industrial                                 2,505,935     2,470,454     2,330,577
Real Estate                                               2,065,325     1,948,789     1,862,803
Other                                                       921,857       886,518       772,224
                                                        ------------  ------------  ------------
  Commercial Loans                                        5,493,117     5,305,761     4,965,604

Credit Card                                                 503,678       546,051       491,702
Real Estate - Mortgage                                    1,350,986     1,363,671     1,311,098
Home Equity                                                 476,642       445,135       428,903
Other                                                     1,378,086     1,323,200     1,180,920
                                                        ------------  ------------  ------------
  Consumer Loans                                          3,709,392     3,678,057     3,412,623
                                                        ------------  ------------  ------------
     Total Loans                                          9,202,509     8,983,818     8,378,227
     Reserve for Loan Losses                               (175,441)     (174,873)     (173,270)
                                                        ------------  ------------  ------------
        Loans - Net                                       9,027,068     8,808,945     8,204,957

Bank Premises and Equipment                                 267,447       264,569       259,606
Customer Acceptance Liability                                17,038        17,412        18,594
Other Assets                                                374,976       340,471       352,290
                                                        ------------  ------------  ------------
     Total Assets                                     $  13,823,202 $  13,793,995 $  13,018,496
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   2,465,093 $   3,064,314 $   2,557,199
    Interest-Bearing Demand                               1,373,245     1,557,145     1,393,380
    Savings Passbook                                      1,557,938     1,528,222     1,498,669
    Consumer Time                                         4,074,247     4,041,411     4,126,380
    Commercial Time                                         996,981       972,522       887,083
                                                        ------------  ------------  ------------
        Total Deposits                                   10,467,504    11,163,614    10,462,711

Short-Term Borrowed Funds                                 1,759,260     1,112,490     1,078,790
Long-Term Debt                                              135,025       126,275       130,852
Bank Acceptances Outstanding                                 17,038        17,412        18,594
Other Liabilities                                           232,364       218,307       202,745
                                                        ------------  ------------  ------------
        Total Liabilities                                12,611,191    12,638,098    11,893,692

Stockholders' Equity:
  Preferred Stock                                                                           500
  Common Stock                                               81,224        81,149        80,032
  Capital Surplus                                           150,776       149,882       186,116
  Retained Earnings                                         988,234       928,559       862,431
  Treasury Stock                                             (7,582)       (3,034)       (4,275)
   Restricted Stock                                            (641)         (659)
                                                        ------------  ------------  ------------
     Total Stockholders' Equity                           1,212,011     1,155,897     1,124,804
                                                        ------------  ------------  ------------
        Total Liabilities and Stockholders' Equity    $  13,823,202 $  13,793,995 $  13,018,496
                                                        ============  ============  ============


                                                                    -1-

FIRSTAR CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
- - ----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                                June 30                   June 30
(Thousands of Dollars, Except Per Share Data)                1994        1993        1994         1993
- - ------------------------------------------------------------------------------  --------------------------
                                                                              (Unaudited)
INTEREST REVENUE
Loans                                                $    183,483 $   169,771   $    356,914 $    339,669
Investment Securities                                      39,955      44,869         79,204       90,380
Interest-Bearing Deposits with Banks                           71         196            144        1,215
Federal Funds Sold and Resale Agreements                    1,708       1,181          3,365        2,488
Trading Account Securities                                    298         236            537          402
                                                       -----------  ----------    -----------  -----------
     Total Interest Revenue                               225,515     216,253        440,164      434,154

INTEREST EXPENSE
Deposits                                                   60,820      65,742        118,791      134,701
Short-Term Borrowed Funds                                  13,801       6,298         23,247       11,867
Long-Term Debt                                              3,210       3,369          6,427        6,990
                                                       -----------  ----------    -----------  -----------
     Total Interest Expense                                77,831      75,409        148,465      153,558

NET INTEREST REVENUE                                      147,684     140,844        291,699      280,596
Provision for Loan Losses                                   2,642       5,328          5,600       11,662
                                                       -----------  ----------    -----------  -----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                                    145,042     135,516        286,099      268,934

OTHER OPERATING REVENUE
Trust and Investment Management Fees                       29,575      27,160         59,765       54,373
Service Charges on Deposit Accounts                        18,212      18,272         36,592       35,356
Credit Card Service Revenue                                13,451      13,165         25,700       24,970
Data Processing Fees                                        5,322       5,467         10,380       10,912
Investment Securities Gains                                    25          73             52           82
Other Revenue                                              17,511      20,148         34,720       37,917
                                                       -----------  ----------    -----------  -----------
     Total Other Operating Revenue                         84,096      84,285        167,209      163,610

OTHER OPERATING EXPENSE
Salaries                                                   65,659      62,617        131,336      123,364
Employee Benefits                                          15,553      15,568         32,049       32,385
Equipment Expense                                          11,588      12,058         23,883       23,798
Net Occupancy Expense                                      11,694      11,986         23,824       23,578
Net Other Real Estate (Revenue) Expense                      (499)        941           (842)       1,397
Other Expense                                              63,153      41,712        101,101       82,099
                                                       -----------  ----------    -----------  -----------
     Total Other Operating Expense                        167,148     144,882        311,351      286,621

INCOME BEFORE INCOME TAXES                                 61,990      74,919        141,957      145,923
Applicable Income Taxes                                    19,485      24,522         46,230       45,500
                                                       -----------  ----------    -----------  -----------
NET INCOME                                           $     42,505 $    50,397   $     95,727 $    100,423
                                                       ===========  ==========    ===========  ===========
Net Income Applicable to Common Stock                $     42,505 $    49,560   $     95,727 $     98,698

PER COMMON SHARE
Net Income                                           $        .66 $       .78   $       1.49 $       1.56
Dividends                                                     .30         .26            .56          .48

                                                        -2-

</TABLE



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - ----------------------------------------------------------------------------------------------------
                                                                           Six Months Ended
                                                                                June 30
(Thousands of Dollars)                                                    1994           1993
- - ----------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                           $     95,727   $    100,423
   Adjustments:
      Provision for loan losses                                                5,600         11,662
      Depreciation, amortization, and accretion                               17,127         13,374
      Net (increase) decrease in trading account securities                   (6,855)         3,656
      Net  decrease in loans held for resale                                 165,366         51,435
      Gains on sale of assets                                                 (1,560)        (4,959)
      Increase in other assets                                               (38,002)       (10,712)
      Increase  in other liabilities                                          17,513          8,497
      Other net                                                                  771          2,425
                                                                        -------------  -------------
            Net cash provided by operating activities                        255,687        175,801
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                60,016         56,095
      Net  (increase) decrease in interest-bearing deposits with banks          (309)       178,954
      Sales of investment securities                                                          7,948
      Maturities of investment securities                                    388,850        680,477
      Purchase of investment securities                                     (506,872)      (698,909)
      Net increase  in loans                                                (395,983)      (251,250)
      Cash acquired in acquisitions                                           12,916         11,290
      Proceeds from sale of other real estate                                  8,704          8,844
      Purchase of bank premises and equipment                                (21,339)       (16,818)
      Proceeds from sale of bank premises and equipment                          291            170
                                                                        -------------  -------------
            Net cash used in  investing activities                          (453,726)       (23,199)
Cash Flows from Financing Activities:
      Net decrease in deposits                                              (710,852)      (528,476)
      Net increase  in short-term borrowed funds                             646,770        215,105
      Proceeds from issuance of other debt                                     9,000
      Repayment of long-term debt                                               (271)       (26,505)
      Common stock transactions                                               (3,700)          (317)
      Cash dividends                                                         (36,052)       (32,205)
                                                                        -------------  -------------
            Net cash used in financing activities                            (95,105)      (372,398)
Net decrease in cash and due from banks                                     (293,144)      (219,796)
Cash and due from banks at beginning of period                             1,228,957      1,289,950
                                                                        -------------  -------------
Cash and due from banks at end of period                                $    935,813   $  1,070,154
                                                                        =============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                          $    148,254   $    158,517
      Income taxes                                                            63,662         44,945

Transfer to other real estate from loans                                $      6,542   $      4,199


                                                                    -3-



FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (Unaudited)
- - -------------------------------------------------------------------------------
(Thousands of Dollars except as Otherwise Indicated)

1. The financial data presented herein are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1993.



2.       Investment Securities

         The amortized cost and approximate market values of investment securities as of June 30, 1994 are as follows:

                                                          Amortized   Unrealized   Unrealized     Market
                                                            Cost        Gains        Losses       Value
                                                         -----------  ----------  ------------  ----------
         U.S. Treasury and federal agencies            $  1,523,114 $     5,255 $     (34,938)$ 1,493,431
         Mortgage backed obligations of federal agencies    340,182       6,741        (5,347)    341,576
         State and political subdivisions                   954,048      10,131        (9,326)    954,853
         Corporate debt                                      61,543         337          (444)     61,436
         Equity securities                                   17,863                                17,863
         Other                                               57,626                                57,626
                                                         -----------  ----------  ------------  ----------
           Total                                       $  2,954,376 $    22,464 $     (50,055)$ 2,926,785
                                                         ===========  ==========  ============  ==========

3.       Nonperforming Assets and Past Due Loans

                                                                       June 30    December 31    June 30
                                                                         1994         1993         1993
                                                                      ----------  ------------  ----------
         Nonaccrual Loans:
            Commercial                                              $    41,662 $      21,243 $    22,366
            Commercial - Real Estate                                     20,616        25,477      25,862
            Consumer                                                      5,731         6,417       8,392
                                                                      ----------  ------------  ----------
                                                                         68,009        53,137      56,620
         Renegotiated Loans:
            Commercial                                                       79           823       1,962
            Commercial - Real Estate                                        639           690         488
                                                                            718         1,513       2,450
                                                                      ----------  ------------  ----------
         Other Real Estate                                                8,129        10,215      17,257
                                                                      ----------  ------------  ----------
              Total                                                 $    76,856 $      64,865 $    76,327
                                                                      ==========  ============  ==========

         Nonperforming Assets as a Percent of:
           Loans and Other Real Estate                                      .83 %         .72 %       .91 %
           Total Assets                                                     .56           .47         .59

         Loans Past Due 90 Days and Still Accruing
            Commercial                                              $     8,424 $       5,521 $     5,625
            Commercial - Real Estate                                     19,756         3,934      10,916
            Consumer                                                     12,763        12,348      12,076
                                                                      ----------  ------------  ----------
            Total                                                   $    40,943 $      21,803 $    28,617
                                                                      ==========  ============  ==========

                                             -4-


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (Unaudited)
- - --------------------------------------------------------------------------

4.       Reserve for Loan Losses

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                      1994         1993
                                                                                  ------------  ----------
         Balance - Beginning of period                                          $     174,873 $   168,482
         Provision for Loan Losses                                                      5,600      11,662
         Loan Recoveries                                                                8,827       9,099
         Loan Charge-Offs                                                             (13,859)    (17,343)
         Reserves of Acquired Banks                                                                 1,370
                                                                                  ------------  ----------
         Balance - End of period                                                $     175,441 $   173,270
                                                                                  ============  ==========

         Net Charge-Offs to Average Loans                                                 .11 %       .20 %
         Reserve to Period-End Loans                                                     1.91        2.07


5.       Changes in Stockholders' Equity
                                                             Three Months Ended      Six Months Ended
                                                         -----------------------  ------------------------
                                                                   June 30                June 30
                                                            1994         1993         1994         1993
                                                         -----------------------  ------------------------
                                                                             (unaudited)
         Balance - Beginning of Period                 $  1,190,386 $ 1,092,491 $   1,155,897 $ 1,048,388
           Net Income                                        42,505      50,397        95,727     100,423
           Net Common Stock Transactions                     (1,590)       (730)       (3,561)      8,198
           Dividends - Common Stock                         (19,290)    (16,488)      (36,052)    (30,430)
                            - Preferred Stock                              (866)                   (1,775)
                                                         -----------------------  ------------------------
         Balance - End of Period                       $  1,212,011 $ 1,124,804 $   1,212,011 $ 1,124,804
                                                         =======================  ========================

6. Firstar uses interest rate swaps, caps and floors in the process of managing interest rate sensitivity. The use of these hedges allows Firstar to change interest rate sensitivity while retaining the ability to offer products that satisfy customers needs. Interest rate instruments have been used to alter the rate characteristics of both loans and deposits. The table below shows information on interest rate risk management instruments. The notional amount of these agreements was $1.6 billion on June 30, 1994. Additionally, Firstar has $1.3 billion of interest rate instruments for which it serves as an intermediary for customers. Where Firstar acts as an intermediary, it enters into positions that essentially offset one another. Notional principal amounts are the basis for the exchange of interest rate payments.


         Interest Rate Derivative Instruments
         (Millions of Dollars)

                                                                                               Unrealized
                                                                                              Market Value
                                                                       December 31  June 30      June 30
                                                                         1993         1994         1994
                                                                      ----------  ------------  ----------
         Interest rate swaps:
            Receive fixed rate pay variable rate                    $       260 $         330 $       (16)
            Receive variable rate pay fixed rate                            117            87           0
            Receive variable rate pay variable rate                         720           930         (21)
                                                                      ----------  ------------  ----------
              Subtotal                                                    1,097         1,347         (37)

         Interest rate caps                                                 120           120           2
         Interest rate floors                                                60           120           1
                                                                      ----------  ------------  ----------
              Total                                                 $     1,277 $       1,587 $       (35)
                                                                      ==========  ============  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Firstar Corporation reported earnings for the six months ended June 30, 1994 of $95.7 million, or $1.49 per common share, down 4% from $100.4 million, or $1.56 per common share, for the same period last year. Return on equity was 16.21% for the first half of the year, compared with 19.12% for the same period last year, while return on assets was 1.44% compared to 1.60% during the same period last year. Earnings declined as a result of a $13.1 million after-tax charge, or 20 cents per share, taken in the second quarter to cover the full amount of a processing loss.

  The processing loss resulted from a series of check transactions between two commercial customers who are affiliated with one another. Firstar paid $22 million worth of checks written by these customers before discovering that their actual balances were not sufficient to cover this amount. Firstar has initiated legal action to recover the processing loss and to obtain repayment of secured loans to the same customers totaling $3.8 million. The customers have filed for bankruptcy and the amount and the timing of any recovery are uncertain.

  Net income for the second quarter totaled $42.5 million, or $.66 per common share, down from $50.4 million, or $.78 per common share, for the same quarter of 1993. Return on equity was 14.13% in the second quarter of 1994 compared to 18.77% a year ago. Return on assets was 1.26% compared with 1.58% in the same period last year. Table 1 shows the components of net interest revenue, net income and net interest margin.

      Table 1.  Condensed income statements - taxable equivalent basis

                                                    Three Months Ended June 30       Six Months Ended June 30
                                                    -------------------------------- --------------------------------
                                                       1994       1993      Change      1994       1993      Change
                                                    ---------- ---------- ---------- ---------- ---------- ----------
                                                    (millions of dollars)
      Interest revenue                             $    225.5 $    216.2 $      9.3 $    440.2 $    434.2 $      6.0
      Taxable-equivalent adjustment                       7.3        6.8        0.5       14.2       13.8        0.4
                                                    ---------- ---------- ---------- ---------- ---------- ----------
        Interest revenue - taxable-equivalent           232.8      223.0        9.8      454.4      448.0        6.4
      Interest  expense                                  77.8       75.4        2.4      148.5      153.6       (5.1)
                                                    ---------- ---------- ---------- ---------- ---------- ----------
        Net  interest  revenue - taxable-equivalent     155.0      147.6        7.4      305.9      294.4       11.5
      Provision for loan losses                           2.6        5.3       (2.7)       5.6       11.7       (6.1)
      Other operating revenue                            84.1       84.3       (0.2)     167.2      163.6        3.6
      Other operating expense                           167.2      144.9       22.3      311.4      286.6       24.8
                                                    ---------- ---------- ---------- ---------- ---------- ----------
        Income before income taxes                       69.3       81.7      (12.4)     156.1      159.7       (3.6)
      Provision for income taxes                         19.5       24.5       (5.0)      46.2       45.5        0.7
      Taxable-equivalent adjustment                       7.3        6.8        0.5       14.2       13.8        0.4
                                                    ---------- ---------- ---------- ---------- ---------- ----------
      Net income                                   $     42.5 $     50.4 $     (7.9)$     95.7 $    100.4 $     (4.7)
                                                    ========== ========== ========== ========== ========== ==========

      Yield on earning assets                            7.64%      7.86%     -0.22%      7.58%      7.98%     -0.40%
      Cost of interest-bearing liabilities               3.26%      3.37%     -0.11%      3.17%      3.46%     -0.29%
                                                    ---------- ---------- ---------- ---------- ---------- ----------
      Interest spread                                    4.38%      4.49%     -0.11%      4.41%      4.52%     -0.11%
      Impact of interest-free funds                      0.71%      0.71%      0.00%      0.69%      0.72%     -0.03%
                                                    ---------- ---------- ---------- ---------- ---------- ----------
        Net interest margin                              5.09%      5.20%     -0.11%      5.10%      5.24%     -0.14%
                                                    ========== ========== ========== ========== ========== ==========


  Net interest revenue during the first six months of 1994, on a taxable equivalent basis, was $305.9 million which was $11.5 million, or 4%, above the level of the same period last year. The net interest margin was 5.10% during the first six months compared to 5.24% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, up 6.7% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed as a result of narrowing interest rate spreads between earning assets and liabilities.

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 1.4% to $454.4 million during the first six months of 1994 compared to the same period last year. This resulted from a 6.8% increase in average earning assets, partially offset by lower interest rates.

The rate received on earning assets declined from 7.98% in the first six months of 1993 to 7.58% in the same period in 1994. Loan revenue increased $17.4 million, or 5.1%, in the first six months of 1994 compared to the same period last year. The increased loan balances, up 10.7% from the same period last year accounted for the increase in revenue, which was partially offset by lower interest rates. The entire increase in loan revenue was due to commercial loans While consumer loan balances have increased, they were more than offset by the lower rates earned.

  Total interest expense was $148.5 million during the first six months in 1994, a reduction of $5.5 million, or 3.3%, from the same period last year. The interest rates on liabilities, declining from 3.46% in 1993 to 3.17% in 1994, produced the lower expense. Expense on total deposits decreased $15.9 million, or 11.8% in the first six months of 1994 compared to the same period last year, due entirely to lower interest rates. Interest paid on borrowed funds increased $10.8 million, or 57.4%, due mainly to higher average balances.


      Table 2.  Analysis of interest revenue and expense

                                                               Six months ended June 30
                                                               ----------------------
                                                                     Interest          Total      Due to
                                                               ---------------------            ---------------------
                                                                  1994       1993      Change     Volume      Rate
                                                               ---------- ---------- ---------- ---------- ----------
                                                               (thousands of dollars)
      Interest-bearing deposits                               $          $          $          $          $
        with banks                                                   144      1,215     (1,071)    (1,533)       462
      Federal funds sold and
        resale agreements                                          3,365      2,488        877        328        549
      Trading account securities                                     686        484        202        103         99
      Investment securities                                       90,054    101,126    (11,072)    (2,143)    (8,929)
      Commercial loans                                           207,546    189,854     17,692     21,015     (3,323)
      Consumer loans                                             152,624    152,878       (254)    14,453    (14,707)
                                                               ---------- ---------- ----------
        Total loans                                              360,170    342,732     17,438     35,430    (17,992)
                                                               ---------- ---------- ----------
        Total interest revenue                                   454,419    448,045      6,374     29,679    (23,305)

      Interest-bearing demand                                      8,909     12,990     (4,081)       153     (4,234)
      Savings passbook                                            17,585     19,424     (1,839)     1,189     (3,028)
      Consumer time                                               77,280     88,105    (10,825)    (2,429)    (8,396)
      Commercial time                                             15,017     14,182        835        974       (139)
                                                               ---------- ---------- ----------
        Total deposits                                           118,791    134,701    (15,910)       283    (16,193)
      Short-term borrowed funds                                   23,247     11,867     11,380      8,297      3,083
      Long-term debt                                               6,427      6,990       (563)      (391)      (172)
                                                               ---------- ---------- ----------
        Total interest expense                                   148,465    153,558     (5,093)     8,294    (13,387)
                                                               ---------- ---------- ----------
        Net interest revenue                                  $  305,954 $  294,487 $   11,467     19,619     (8,152)
                                                               ========== ========== ==========
      ___________________
      Calculations are computed on a taxable-equivalent basis using a tax rate of 35% in 1994 and 34% in 1993.  The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.


  The provision for loan losses of $5.6 million was $6.1 million lower than last year, with net charge-offs decreasing $3.2 million from the same period last year. Net charge-offs for the first six months were at a level of .11% of average outstanding loans compared to .20% a year earlier. Credit card charge-offs have decreased to 1.83% of outstanding loans during the second quarter of 1994 from a level of 2.42% during the same period last year. This level of charge-offs may not be representative of full year results. The reserve for loan losses represented 1.91% of total loans at June 30, 1994, down from the year-end level of 1.95% and 2.07% a year earlier.

  Nonperforming assets were $76.9 million at June 30, 1994, which amounted to .83% of total loans and other real estate. This was a $3.1 million decrease from the March 31, 1994 level. Nonperforming real estate related assets decreased $4.0 million during the second quarter. Commercial nonperforming loans increased $1.6 million, while consumer nonperforming loans decreased $724,000. commercial nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at June 30, 1994 of $41.7 million, or 54%, of total nonperforming assets. Real estate related nonperforming assets currently represent 38% of the nonperforming portfolio.

  Other operating revenue rose by 2% to a level of $167.2 million. While this first six months growth is less than the 14% achieved during 1993, Firstar anticipates stronger growth later in the year. Firstar continues to emphasize growth in non-interest revenue. This focus provides several benefits to Firstar. Much of Firstar's fee revenue is not subject to the fluctuations that are inherent in the interest rate cycle. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 3 shows the composition of other operating revenue.

      Table 3.  Other operating revenue
                                                                                       Six months ended
                                                                                            June 30
                                                                                     ---------------------
                                                                                        1994       1993      Change
                                                                                     ---------- ---------- ----------
                                                                                     (thousands of dollars)
      Trust and investment management fees                                          $   59,765 $   54,373       9.92 %
      Service charges on deposit accounts                                               36,592     35,356       3.50
      Credit card service revenue                                                       25,700     24,970       2.92
      Data processing fees                                                              10,380     10,912      (4.88)
      Mortgage banking revenue                                                           8,731     11,429     (23.61)
      Insurance revenue                                                                  4,565      4,688      (2.62)
      Brokerage revenue                                                                  4,049      4,331      (6.51)
      International fees                                                                 2,768      2,593       6.75
      Foreign exchange gains                                                               950        730      30.14
      ATM fees                                                                           1,864      1,703       9.45
      Safe deposit fees                                                                  1,721      1,723      (0.12)
      Trading securities gains (losses)                                                   (513)     1,188    (143.18)
      Municipal finance fees                                                               398        970     (58.97)
      Investment securities gains                                                           52         82     (36.59)
      Other                                                                             10,187      8,562      18.98
                                                                                     ---------- ----------
        Total                                                                       $  167,209 $  163,610       2.20
                                                                                     ========== ==========



  Other operating revenue now represents 35% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first six months of 1994, this ratio was 2.51% compared to 2.60% during the same period last year.

  Trust and investment management fees are the single largest source of fee revenue, contributing $59.8 million, or 36%, of other operating revenue. This level represents a 9.9% growth in revenue during the first six months of 1994 compared to the same period last year. Trust assets under management were $14.5 billion on June 30, 1994, a $129 million decrease from the year-end level, reflecting general market declines. Additional assets held in custody accounts rose 1.8% to $40.5 billion since year-end.

  Revenue from service charges on deposit accounts increased 3.5% in the first six months of 1994 to a level of $36.6 million. This growth resulted from an increase in deposits, along with increased service volume on business accounts.

  Credit card service revenues are the third largest source of fee revenue totaling $25.7 million during the first six months of 1994, which was a 2.9% increase over the same period last year.

  Revenue from mortgage banking activities decreased 23.6% to $8.7 million during the first six months of 1994 compared to the same period last year, due to substantially reduced refinancing activity resulting from higher interest rates.

  Data processing fee income declined 4.9% in the first six months of 1994 from the same period last year. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues.

  The remaining sources of other operating revenue derive from a wide range of services and collectively increased by 4.8%, exclusive of trading and investment securities transactions, in the first six months of 1994 compared to the same period last year.

  Other operating expense increased to a level of $311.4 million. Excluding the processing loss, the increase was less than 1%. Personnel costs rose by 5% to a level of $163.4 million due in the most part to merit increases taking effect at the beginning of the year. Nonpersonnel costs, excluding the processing loss decreased 4%. The efficiency ratio, which is the ratio of expense to revenue improved further during the quarter. This ratio, excluding excluding the processing loss, was 61.2% in the first six months of 1994 compared to 62.6% a year earlier. It is Firstar's goal to reach a 60% efficiency ratio in 1995. The detail of other expense is shown in table 4.

      Table 4.  Other operating expense
                                                                                       Six months ended
                                                                                            June 30
                                                                                     ---------------------
                                                                                        1994       1993      Change
                                                                                     ---------- ---------- ----------
                                                                                     (thousands of dollars)
      Salaries                                                                      $  131,336 $  123,364       6.46 %
      Employee benefits                                                                 32,049     32,385      (1.04)
                                                                                     ---------- ----------
        Total personnel expense                                                        163,385    155,749       4.90

      Net occupancy expense                                                             23,824     23,578       1.04
      Equipment expense                                                                 23,883     23,798       0.36
      Business development                                                              10,573     10,292       2.73
      F.D.I.C. insurance                                                                11,975     12,022      (0.39)
      Stationery and supplies                                                            8,295      8,775      (5.47)
      Delivery                                                                           6,844      7,157      (4.37)
      Professional fees                                                                  6,911      6,987      (1.09)
      Information processing expense                                                     7,583      7,406       2.39
      Amortization of intangibles                                                        4,079      6,821     (40.20)
      Employee education/recruiting                                                      3,635      3,167      14.78
      Federal Reserve processing fees                                                    2,379      2,573      (7.54)
      Commissions and service fees                                                       2,543      2,685      (5.29)
      Wire communication                                                                 2,592      2,118      22.38
      Processing and other losses                                                       23,529      1,542   1,425.88
      Credit card assessment fees                                                        1,990      1,745      14.04
      Net other real estate expense                                                       (842)     1,397    (160.27)
      Published information                                                              1,061      1,149      (7.66)
      Insurance                                                                            562        612      (8.17)
      Other                                                                              6,550      7,048      (7.07)
                                                                                     ---------- ----------
        Total nonpersonnel expense                                                     147,966    130,872      13.06
                                                                                     ---------- ----------
        Total other operating expense                                               $  311,351 $  286,621       8.63
                                                                                     ========== ==========


  Total assets on June 30, 1994 were $13.8 billion, an increase of $804.7 million from the same time last year.

  Earning assets totaled $12.4 billion on June 30, 1994, an increase of $912 million, or 7.9%, over June 30, 1993. Loans, the largest category of earning assets, represented 74.2% of earning assets as compared to 72.9% a year earlier. Total loans were $9.2 million on June 30, 1994, an increase of
824.3 million, or 9.8%, over the 1993 level.

  Commercial loans, which account for 60% of the loan portfolio, increased by $528 million, or 10.6%, to $5.5 billion on June 30, 1994. Consumer loans totaled $3.7 billion, an increase of $297 million, or 8.7%, compared to the same time last year.

  Short-term investments, which include interest-bearing deposits with banks, trading account securities and federal funds sold and resale agreements, totaled $246.5 million on June 30, 1994, an increase of $51.4 million, or 26.3%, from a year earlier.

  Investment securities represent 24% of earning assets. They totaled $3.0 billion on June 30, 1994, an increase of $37 million, or 1.3%, over last year. The average maturity of the portfolio was 2.5 years at the end of June.

  Total fund sources, consisting of deposits and borrowed funds, increased by $689 million, or 5.9%, to $12.4 billion on June 30, 1994. Total deposits were $10.5 billion, an increase of $5 million, or less than 1% over a year earlier.

  Core deposits, which include transaction accounts and consumer deposits, equaled $9.5 billion on June 30, 1994, a decrease of $105 million, or 1.1%, from last year. Lower business demand deposits, which fluctuate with interest rate levels, produced the decline in core deposits. Core deposits represent 77% of fund sources. Commercial time deposits were increased by $110 million. Short-term borrowed funds were increased by $680 million, or 63%, which was used in part to fund the loan growth.

  Stockholders' equity totaled $1,212.0 million at the end of the second quarter, an increase of $56.1 million from the level at year-end and $87.2 million over last year. Total equity as a percent of total assets amounted to 8.77%. Under risk-based capital rules, total capital is 13.29% of risk-adjusted assets, compared to an 8% requirement. A summary of capital components and ratios is shown in tabel 5.

      Table 5.  Capital components and ratios
                                                                                      June 30   December 31 June 30
                                                                                        1994       1993       1993
                                                                                     ---------- ---------- ----------
                                                                                     (thousands of dollars)
      Risk-based capital:
        Stockholders' equity                                                        $1,212,011 $1,155,897 $1,124,804
        Minority interest in subsidiaries                                                2,435      2,214      2,048
        Less goodwill                                                                  (72,026)   (72,602)   (74,991)
                                                                                     ---------- ---------- ----------
          Total Tier I capital                                                       1,142,420  1,085,509  1,051,861

      Allowable reserve for loan losses                                                126,155    123,953    115,741
      Allowable long-term debt                                                          56,374     81,486     81,638
                                                                                     ---------- ---------- ----------
          Total Tier II capital                                                        182,529    205,439    197,379
                                                                                     ---------- ---------- ----------
          Total capital                                                             $1,324,949 $1,290,948 $1,249,240
                                                                                     ========== ========== ==========

      Risk-adjusted assets                                                          $9,971,092 $9,792,746 $9,126,774

      Tier I capital to risk-adjusted assets                                             11.46%     11.08%     11.53%
      Total capital to risk-adjusted assets                                              13.29%     13.18%     13.69%
      Tier I leverage ratio                                                               8.50%      8.30%      8.30%


  The Board of Directors declared a quarterly dividend to common stockholders of 30 cents per share which is payable August 15 to shareholders of record August 1.

FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- - --------------------------------------------------------------------------

Selected Financial Data
(Thousands of dollars, except per share)

                                         Quarter ended June 30      Six Months ended June 30
                                         ----------------------     -------------------------
                                             1994      1993             1994        1993
                                         ----------------------------------------------------
Earnings and Dividends
Net income                               $   42,505 $  50,397       $    95,727 $  100,423
Per common share:
  Net income                                   0.66      0.78              1.49       1.56
  Dividends                                    0.30      0.26              0.56       0.48
  Stockholders' equity                                                    18.85      16.95

Performance Ratios
Return on average assets                       1.26 %    1.58 %            1.44 %     1.60 %
Return on average common equity               14.13     18.77             16.21      19.12
Dividend payout ratio                         45.45     33.33             37.60      30.77
Equity to assets                                                           8.77       8.64
Net loan charge-offs as a percentage
  of average loans                             0.11      0.20              0.11       0.20
Nonperforming assets as a
  percentage of loans and other
  real estate                                                              0.83       0.91
Net interest margin                            5.09      5.20              5.10       5.24

Statistical Data
Full-time equivalent staff                                                8,720      8,589
Number of common stockholders                                             9,900      9,788
Average common shares
  outstanding (000's)                        64,300    63,448            64,337     63,290
Actual common shares
  outstanding (000's)                                                    64,282     63,427

Stock Price Information
High                                     $   35.375 $   37.25       $    35.375 $    37.25
Low                                              33      29.5             29.75       29.5
Close                                        35.375      32.5            35.375       32.5



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- - ------------------------------------------------------------------------------

Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                       Quarter ended June 30
                                ------------------------------------------------------------------
                                               1994                             1993
                                ---------------------------------- -------------------------------
                                 Average               Average      Average               Average
                                 Balance     Interest  Rate         Balance     Interest  Rate
                                ---------------------------------- -------------------------------
Assets
Interest-bearing deposits
 with banks                     $     4,618 $      71      6.17 %  $    16,364 $     196   4.80 %
Federal funds sold and
 resale agreements                  164,043     1,708      4.18        155,471     1,181   3.05
Trading account securities           22,388       378      6.77         19,741       280   5.69
Investment securities:
  Taxable                         1,963,294    28,994      5.92      2,035,656    33,470   6.59
  Nontaxable                        946,767    16,479      6.96        928,260    16,681   7.19
                                 ----------- ---------              ----------- ---------
  Total investment
    securities                    2,910,061    45,473      6.26      2,963,916    50,151   6.78
Loans:
  Commercial                      5,456,744   108,542      7.98      4,884,778    95,370   7.83
  Consumer                        3,649,079    76,632      8.42      3,327,349    75,890   9.14
                                 ----------- ---------              ----------- ---------
  Total loans                     9,105,823   185,174      8.15      8,212,127   171,260   8.36
                                 ----------- ---------              ----------- ---------
  Interest earning assets        12,206,933   232,804      7.64     11,367,619   223,068   7.86
Reserve for loan losses            (175,549)                          (172,669)
Cash and due from banks             859,063                            935,376
Other assets                        637,633                            639,104
                                 -----------                        -----------
  Total assets                  $13,528,080                        $12,769,430
                                 ===========                        ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $ 1,412,188 $   4,412      1.25 %  $ 1,410,267 $   6,226   1.77 %
Savings passbook                  1,557,400     8,888      2.29      1,482,016     9,687   2.62
Consumer time                     4,063,764    39,304      3.88      4,162,160    42,793   4.12
Commercial time                   1,021,103     8,216      3.23        918,138     7,036   3.07
Short-term borrowed funds         1,405,429    13,801      3.94        872,175     6,298   2.90
Long-term debt                      126,817     3,210     10.12        131,101     3,369  10.28
                                 ----------- ---------              ----------- ---------
  Interest-bearing liabilities    9,586,701    77,831      3.26      8,975,857    75,409   3.37
Demand deposits                   2,487,797                          2,453,086
Other liabilities                   247,141                            231,267
Stockholders' equity              1,206,441                          1,109,220
                                 -----------                        -----------
  Total liabilities and
    stockholders' equity        $13,528,080                        $12,769,430
                                 ===========                        ===========
Net interest
  revenue/margin                            $ 154,973      5.09 %              $ 147,659   5.20 %
                                             =========                          =========

                                                                  Six months ended June 30
                                ---------------------------------- -------------------------------
                                               1994                               1993
                                 --------------------------------- -------------------------------
                                 Average               Average      Average               Average
                                 Balance     Interest  Rate         Balance     Interest  Rate
                                ---------------------------------- -------------------------------
Assets
Interest-bearing deposits
 with banks                     $     4,605 $     144      6.31 %  $    62,037 $   1,215   3.95 %
Federal funds sold and
 resale agreements                  181,238     3,365      3.74        161,460     2,488   3.11
Trading account securities           20,589       686      6.72         17,239       484   5.66
Investment securities:
  Taxable                         1,952,040    57,657      5.94      2,009,733    67,216   6.72
  Nontaxable                        929,551    32,397      6.97        935,381    33,910   7.25
                                 ----------- ---------              ----------- ---------
  Total investment
    securities                    2,881,591    90,054      6.27      2,945,114   101,126   6.89
Loans:
  Commercial                      5,366,481   207,546      7.80      4,824,357   189,854   7.93
  Consumer                        3,617,105   152,624      8.49      3,290,454   152,878   9.34
                                 ----------- ---------              ----------- ---------
  Total loans                     8,983,586   360,170      8.07      8,114,811   342,732   8.50
                                 ----------- ---------              ----------- ---------
  Interest earning assets        12,071,609   454,419      7.58     11,300,661   448,045   7.98
Reserve for loan losses            (175,545)                          (171,581)
Cash and due from banks             885,102                            911,991
Other assets                        635,548                            637,199
                                 -----------                        -----------
  Total assets                  $13,416,714                        $12,678,270
                                 ===========                        ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $ 1,429,603 $   8,909      1.26 %  $ 1,407,022 $  12,990   1.86 %
Savings passbook                  1,546,232    17,585      2.29      1,453,139    19,424   2.70
Consumer time                     4,047,266    77,280      3.85      4,208,287    88,105   4.22
Commercial time                     970,953    15,017      3.12        908,786    14,182   3.15
Short-term borrowed funds         1,319,975    23,247      3.55        824,332    11,867   2.90
Long-term debt                      126,546     6,427     10.16        139,305     6,990  10.04
                                 ----------- ---------                          ---------
  Interest-bearing liabilities    9,440,575   148,465      3.17      8,940,871   153,558   3.46
Demand deposits                   2,535,732                          2,417,960
Other liabilities                   249,527                            228,243
Stockholders' equity              1,190,880                          1,091,196
                                 -----------                        -----------
  Total liabilities and
    stockholders' equity        $13,416,714                        $12,678,270
                                 ===========

Net interest
  revenue/margin                            $ 305,954      5.10 %              $ 294,487   5.24 %
                                             =========                          =========

                                                       -12-




                      PART II. OTHER INFORMATION


Item 5.  Other Information

  On July 31, 1994, Firstar announced it had reached an agreement to acquire First Colonial Bankshares Corporation. First Colonial is a $1.8 billion holding company with 17 banks and 30 offices in the Chicago area. The agreement calls for Firstar to exchange .7725 of its shares for each outstanding share of the Class A and Class B common stock of First Colonial. Firstar also will issue up to 39,700 shares of new Series D convertible preferred stock for all the outstanding preferred shares of First Colonial. Based on the July 29, 1994 closing price of Firstar stock, the total value of the transaction is $314 million. Firstar expects to complete this transaction in the first quarter of 1995 subject to approval by regulators and First Colonial shareholders.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             2.       Agreement and Plan of Reorganization among
                      Firstar Corporation, Firstar Corporation of
                      Illinois and First Colonial Bankshares
                      Corporation dated July 31, 1994.


         (b) No reports on Form 8-K were filed during the quarter.


                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRSTAR CORPORATION




                                          /s/ William H. Risch
                                          ----------------------
August 11, 1994                           William H. Risch
                                          Senior Vice President-Finance and
                                          Treasurer (Chief Financial Officer)





                                  -13-