Form 10-Q
period 1994-09-30
FIRSTAR CORP /WI/
filed 1994-11-14
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994   COMMISSION FILE NUMBER 1-2981




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

As of October 31, 1994, 65,868,136 shares of common stock were outstanding.



FIRSTAR CORPORATION

CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6

         Additional Financial Data                              12


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                      14




FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------------------------
                                                        September 30  December 31   September 30
(Thousands of Dollars)                                      1994          1993          1993
                                                        ------------  ------------  ------------
                                                        (Unaudited)                 (Unaudited)
ASSETS
Cash and Due from Banks                               $     945,890 $   1,228,957 $   1,220,901
Interest-Bearing Deposits with Banks                          4,479         4,328         4,532
Federal Funds Sold and Resale Agreements                    326,398       282,517       267,589
Trading Account Securities                                   31,956        12,491        23,042
Investment Securities (market value $2,969,336,
    $2,894,594 and $3,001,939 on September 30, 1994,
   December 31, 1993 and September 30, 1993)              3,012,226     2,834,305     2,918,303

Loans:
Commercial and Industrial                                 2,630,141     2,470,454     2,349,135
Real Estate                                               2,143,814     1,948,789     1,891,753
Other                                                       896,589       886,518       802,191
                                                        ------------  ------------  ------------
  Commercial Loans                                        5,670,544     5,305,761     5,043,079

Credit Card                                                 505,693       546,051       505,502
Real Estate - Mortgage                                    1,459,793     1,363,671     1,304,804
Home Equity                                                 497,519       445,135       442,898
Other                                                     1,386,625     1,323,200     1,236,344
                                                        ------------  ------------  ------------
  Consumer Loans                                          3,849,630     3,678,057     3,489,548
                                                        ------------  ------------  ------------
     Total Loans                                          9,520,174     8,983,818     8,532,627
     Reserve for Loan Losses                               (171,734)     (174,873)     (175,473)
                                                        ------------  ------------  ------------
        Loans - Net                                       9,348,440     8,808,945     8,357,154

Bank Premises and Equipment                                 273,988       264,569       262,237
Customer Acceptance Liability                                16,006        17,412        20,972
Other Assets                                                369,821       340,471       353,826
                                                        ------------  ------------  ------------
     Total Assets                                     $  14,329,204 $  13,793,995 $  13,428,556
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   2,400,918 $   3,064,314 $   2,705,396
    Interest-Bearing Demand                               1,378,271     1,557,145     1,455,866
    Savings Passbook                                      1,493,488     1,528,222     1,528,466
    Consumer Time                                         4,145,476     4,041,411     4,140,064
    Commercial Time                                       1,229,793       972,522       930,849
                                                        ------------  ------------  ------------
        Total Deposits                                   10,647,946    11,163,614    10,760,641

Short-Term Borrowed Funds                                 2,071,589     1,112,490     1,124,361
Long-Term Debt                                              125,268       126,275       127,106
Bank Acceptances Outstanding                                 16,006        17,412        20,972
Other Liabilities                                           227,384       218,307       223,968
                                                        ------------  ------------  ------------
        Total Liabilities                                13,088,193    12,638,098    12,257,048

Stockholders' Equity:
  Preferred Stock                                                                           500
  Common Stock                                               81,233        81,149        81,081
    Issued: September 30, 1994, 64,986,022 shares
    Issued: December 31, 1993, 64,919,422 shares
    Issued: September 30, 1993, 64,894,695 shares
  Capital Surplus                                           150,729       149,882       196,558
  Retained Earnings                                       1,024,825       928,559       896,403
  Treasury Stock                                            (15,221)       (3,034)       (3,034)
    Held: September 30, 1994, 931,811 shares
    Held: December 31, 1993, 558,603 shares
    Held: September 30, 1993, 558,603 shares
   Restricted Stock                                            (555)         (659)            0
                                                        ------------  ------------  ------------
     Total Stockholders' Equity                           1,241,011     1,155,897     1,171,508
                                                        ------------  ------------  ------------
        Total Liabilities and Stockholders' Equity    $  14,329,204 $  13,793,995 $  13,428,556
                                                        ============  ============  ============


                                                                    -1-



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- - --------------------------------------------------------------------------------------------
                                                 Three Months Ended       Nine Months Ended
                                                      September 30            September 30
(Thousands of Dollars, Except Per Share Data)       1994       1993       1994       1993
                                              ----------------------  ----------------------
                                                                    (Unaudited)
INTEREST REVENUE
Loans                                         $  192,846 $  172,322   $  549,760 $  511,991
Investment Securities                             41,887     42,878      121,091    133,258
Interest-Bearing Deposits with Banks                  73         89          217      1,304
Federal Funds Sold and Resale Agreements           2,559      1,106        5,924      3,594
Trading Account Securities                           291        154          828        556
                                               ---------- ----------   ---------- ----------
     Total Interest Revenue                      237,656    216,549      677,820    650,703

INTEREST EXPENSE
Deposits                                          67,451     64,828      186,242    199,529
Short-Term Borrowed Funds                         18,585      5,965       41,832     17,832
Long-Term Debt                                     3,213      3,244        9,640     10,234
                                               ---------- ----------   ---------- ----------
     Total Interest Expense                       89,249     74,037      237,714    227,595

NET INTEREST REVENUE                             148,407    142,512      440,106    423,108
Provision for Loan Losses                          2,674      6,789        8,274     18,451
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           145,733    135,723      431,832    404,657

OTHER OPERATING REVENUE
Trust and Investment Management Fees              29,163     27,203       88,928     81,576
Service Charges on Deposit Accounts               17,337     19,257       54,716     54,613
Credit Card Service Revenue                       13,922     13,879       39,622     38,849
Data Processing Fees                               5,023      5,218       15,403     16,130
Investment Securities Gains                           25         99           77        181
Other Revenue                                     16,933     22,402       50,866     60,319
                                               ---------- ----------   ---------- ----------
     Total Other Operating Revenue                82,403     88,058      249,612    251,668

OTHER OPERATING EXPENSE
Salaries                                          66,639     66,683      197,975    190,047
Employee Benefits                                 13,702     15,012       45,751     47,397
Equipment Expense                                 12,250     12,232       36,133     36,030
Net Occupancy Expense                             11,838     13,047       35,662     36,625
Net Other Real Estate (Revenue) Expense               (8)       (78)        (850)     1,319
Other Expense                                     38,893     40,989      139,994    123,088
                                               ---------- ----------   ---------- ----------
     Total Other Operating Expense               143,314    147,885      454,665    434,506

INCOME BEFORE INCOME TAXES                        84,822     75,896      226,779    221,819
Applicable Income Taxes                           28,953     24,541       75,183     70,041
                                               ---------- ----------   ---------- ----------
NET INCOME                                    $   55,869 $   51,355   $  151,596 $  151,778
                                               ========== ==========   ========== ==========
Net Income Applicable to Common Stock         $   55,869 $   50,561   $  151,596 $  149,259
                                               ========== ==========   ========== ==========
PER COMMON SHARE
Net Income                                    $.87       $.79         $2.36      $2.35
Dividends                                      .30        .26          .86        .74


                                                     -2-

FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - ------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                September 30
(Thousands of Dollars)                                                         1994           1993
- - ------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    151,596   $    151,778
   Adjustments:
      Provision for loan losses                                                  8,274         18,451
      Depreciation, amortization, and accretion                                 23,803         21,310
      Net increase in trading account securities                               (19,465)        (2,169)
      Net decrease (increase) in loans held for resale                         176,028        (17,665)
      Gains on sale of assets                                                   (1,469)       (10,276)
      Increase in other assets                                                 (33,609)       (18,756)
      Increase  in other liabilities                                            14,261         30,822
      Other net                                                                  3,000          2,484
                                                                          -------------  -------------
            Net cash provided by operating activities                          322,419        175,979
Cash Flows from Investing Activities:
      Net increase in federal funds sold and resale agreements                 (43,881)       (37,828)
      Net  (increase) decrease in interest-bearing deposits with banks            (151)       178,651
      Sales of investment securities                                                            2,785
      Maturities of investment securities                                      608,651      1,142,633
      Purchase of investment securities                                       (790,055)    (1,126,889)
      Net increase  in loans                                                  (734,970)      (267,717)
      Cash acquired in acquisitions                                             12,916         11,695
      Proceeds from sale of other real estate                                   10,186         14,845
      Purchase of bank premises and equipment                                  (30,056)       (27,026)
      Proceeds from sale of bank premises and equipment                            787            330
                                                                          -------------  -------------
            Net cash used in  investing activities                            (966,573)      (108,521)
Cash Flows from Financing Activities:
      Net decrease in deposits                                                (530,410)      (317,857)
      Net increase  in short-term borrowed funds                               959,099        257,674
      Repayment of long-term debt                                               (1,028)       (26,506)
      Common stock transactions                                                (11,244)          (231)
      Cash dividends                                                           (55,330)       (49,587)
                                                                          -------------  -------------
            Net cash provided by (used in) financing activities                361,087       (136,507)
Net decrease in cash and due from banks                                       (283,067)       (69,049)
Cash and due from banks at beginning of period                               1,228,957      1,289,950
                                                                          -------------  -------------
Cash and due from banks at end of period                                  $    945,890   $  1,220,901
                                                                          =============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    237,715   $    227,688
      Income taxes                                                              75,942         79,705

Transfer to other real estate from loans                                  $      6,979   $      4,324


                                                                      -3-


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (Unaudited)
- - ---------------------------------------------------------------------------
(Thousands of Dollars except as Otherwise Indicated)

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

2.  Investment Securities

    All investment securities are held for investment except equity securities which are available for sale. The amortized cost and approximate market values of investment securities as of September 30, 1994 are as follows:

                                                     Amortized   Unrealized   Unrealized      Market
                                                       Cost        Gains        Losses        Value
                                                    -----------  ----------  ------------  ------------
    U.S. Treasury and federal agencies            $  1,481,779 $     2,880 $     (40,291)$   1,444,368
    Mortgage backed obligations of federal agencies    481,735       4,917        (9,759)      476,893
    State and political subdivisions                   872,560       8,444        (8,870)      872,134
    Corporate debt                                      58,203         206          (417)       57,992
    Equity securities                                   29,876           0             0        29,876
    Other                                               88,073           0             0        88,073
                                                    -----------  ----------  ------------  ------------
      Total                                       $  3,012,226 $    16,447 $     (59,337)$   2,969,336
                                                    ===========  ==========  ============  ============

3.  Nonperforming Assets and Past Due Loans

                                                                 September 30December 31   September 30
                                                                    1994         1993          1993
                                                                 ----------  ------------  ------------
    Nonaccrual Loans:
       Commercial                                              $    38,730 $      21,243 $      21,444
       Commercial - Real Estate                                     17,624        25,477        28,290
       Consumer                                                      5,517         6,417         6,742
                                                                 ----------  ------------  ------------
                                                                    61,871        53,137        56,476
    Renegotiated Loans:
       Commercial                                                       71           823           829
       Commercial - Real Estate                                        609           690           736
                                                                 ----------  ------------  ------------
                                                                       680         1,513         1,565
    Other Real Estate                                                6,532        10,215        10,997
                                                                 ----------  ------------  ------------
         Total                                                 $    69,083 $      64,865 $      69,038
                                                                 ==========  ============  ============

    Nonperforming Assets as a Percent of:
      Loans and Other Real Estate                                     0.73%         0.72%         0.81%
      Total Assets                                                    0.48          0.47          0.51

    Loans Past Due 90 Days and Still Accruing
       Commercial                                              $     6,706 $       5,521 $       3,390
       Commercial - Real Estate                                      5,710         3,934         8,712
       Consumer                                                     13,751        12,348        15,191
                                                                 ----------  ------------  ------------
       Total                                                   $    26,167 $      21,803 $      27,293
                                                                 ==========  ============  ============

                                        -4-

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (Unaudited)
- - ----------------------------------------------------

4.  Reserve for Loan Losses

                                                                               Nine Months Ended
                                                                             --------------------------
                                                                                  September 30
                                                                                 1994          1993
                                                                             ------------  ------------
    Balance - Beginning of period                                          $     174,873 $     168,482
    Provision for Loan Losses                                                      8,274        18,451
    Loan Recoveries                                                               13,753        13,318
    Loan Charge-Offs                                                             (25,166)      (27,257)
    Reserves of Acquired Banks                                                                   2,479
                                                                             ------------  ------------
    Balance - End of period                                                $     171,734 $     175,473
                                                                             ============  ============

    Net Charge-Offs to Average Loans                                                0.17%         0.23%
    Reserve to Period-End Loans                                                     1.80          2.06

5.  Changes in Stockholders' Equity
                                                      Three Months Ended       Nine Months Ended
                                                           September 30              September 30
                                                    -----------------------  --------------------------
                                                       1994         1993         1994          1993
                                                    ----------   ----------  -----------   ------------
    Balance - Beginning of Period                 $  1,212,011 $ 1,124,804 $   1,155,897 $   1,048,388
      Net Income                                        55,869      51,355       151,596       151,778
      Common Stock Issued                                   94      12,730           960        22,172
      Treasury Stock Purchases                          (7,638)          0       (12,222)       (1,244)
      Restricted Stock Transactions                        (47)          0           110             0
      Dividends - Common Stock                         (19,278)    (16,573)      (55,330)      (47,003)
                - Preferred Stock                            0        (809)            0        (2,584)
                                                    -----------------------  --------------------------
    Balance - End of Period                       $  1,241,011 $ 1,171,507 $   1,241,011 $   1,171,507
                                                    =======================  ==========================


 6. Mergers and Acquisitions

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

    On August 21, 1994, Firstar announced it had reached an agreement to acquire Investors Bank Corp. Investors Bank Corp is a $1.0 billion thrift with 12 banking locations and a mortgage banking business in suburban Minneapolis/St. Paul. The agreement calls for Firstar to exchange .8676 of its shares for each outstanding share of Investors Bank Corp common stock. Based on the August 19, 1994 closing price of Firstar stock, the total value of the transaction is $106 million. Firstar expects to complete this transaction in the second quarter of 1995 subject to approval by regulators and Investors' shareholders.

    On August 25, 1994, Firstar announced it had reached an agreement to acquire First Moline Financial Corp. First Moline Financial Corp. is an $80 million thrift with 5 offices located in Moline, Illinois. The agreement calls for Firstar to issue stock to total the purchase price of $9.8 million. Firstar expects to complete this transaction in the second quarter of 1995 subject to approval by regulators and First Moline shareholders.

    On October 18, 1994, Firstar issued 1,801,577 shares of common stock to complete the acquisiton of the $423 million First Southeast Banking Corp. First Southeast Banking Corp is a bank holding company with two banks and 23 offices in the Racine/Kenosha area. The transaction was accounted for as a pooling of interests.
                                        -5-



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Firstar Corporation reported earnings for the nine months ended September 30, 1994 of $151.6 million, or $2.36 per common share, down slightly from $151.8 million, or $2.35 per common share, for the same period last year. Return on equity was 16.84% for the first nine months of the year, compared with 18.81% for the same period last year, while return on assets was 1.50% compared to 1.59% during the same period last year. Earnings declined as a result of a $13.1 million after-tax charge, or 20 cents per share, taken in the second quarter to cover the full amount of a check kiting loss.

  Net income for the third quarter totaled $55.9 million, or $.87 per common share, up from $50.6 million or $.79 per common share for the same quarter of 1993. Return on equity was 18.04% in the third quarter of 1994 compared to 18.23% a year ago. Return on assets was 1.60% compared with 1.58% in the same period last year. Table 1 shows the components of net interest revenue, net income and net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis

                                                  Three Months Ended Sept. 30   Nine Months Ended September 30
                                                  ---------------------------------------------------------------
                                                   1994     1993     Change      1994         1993       Change
                                                  ------ ---------- --------  -----------  ----------- ----------
                                                                          (millions of dollars)
Interest revenue                                 $237.7 $    216.5 $   21.2 $      677.8 $      650.7 $     27.1
Taxable-equivalent adjustment                       7.5        8.4     (0.9)        21.7         22.3       (0.6)
                                                  ------ ---------- --------  -----------  ----------- ----------
  Interest revenue - taxable-equivalent           245.2      224.9     20.3        699.5        673.0       26.5
Interest  expense                                  89.2       74.0     15.2        237.7        227.6       10.1
                                                  ------ ---------- --------  -----------  ----------- ----------
  Net  interest  revenue - taxable-equivalent     156.0      150.9      5.1        461.8        445.4       16.4
Provision for loan losses                           2.7        6.8     (4.1)         8.3         18.5      (10.2)
Other operating revenue                            82.4       88.1     (5.7)       249.6        251.7       (2.1)
Other operating expense                           143.3      147.9     (4.6)       454.6        434.5       20.1
                                                  ------ ---------- --------  -----------  ----------- ----------
  Income before income taxes                       92.4       84.3      8.1        248.5        244.1        4.4
Provision for income taxes                         29.0       24.5      4.5         75.2         70.0        5.2
Taxable-equivalent adjustment                       7.5        8.4     (0.9)        21.7         22.3       (0.6)
                                                  ------ ---------- --------  -----------  ----------- ----------
Net income                                       $ 55.9 $     51.4 $    4.5 $      151.6 $      151.8 $     (0.2)
                                                  ====== ========== ========  ===========  =========== ==========

Yield on earning assets                            7.78 %     7.76 %   0.02 %       7.65 %       7.90 %    (0.25)%
Cost of interest-bearing liabilities               3.57       3.28     0.29         3.31         3.40      (0.09)
                                                  ------ ---------- --------  -----------  ----------- ----------
Interest spread                                    4.21       4.48    (0.27)        4.34         4.50      (0.16)
Impact of interest-free funds                      0.74       0.73     0.01         0.71         0.73      (0.02)
                                                  ------ ---------- --------  -----------  ----------- ----------
  Net interest margin                              4.95 %     5.21 %  (0.26)%       5.05 %       5.23 %    (0.18)%
                                                  ====== ========== ========  ===========  =========== ==========

  Net interest revenue during the first nine months of 1994, on a taxable equivalent basis, was $461.8 million which was $16.4 million, or 4%, above the level of the same period last year. The net interest margin was 5.05% during the first nine months compared to 5.23% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, up 7.4% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed as a result of narrowing interest rate spreads between earning assets and liabilities.

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 3.9% to $699.5 million during the first nine months of 1994 compared to the same period last year. This resulted from a 7.4% increase in average earning assets, partially offset by lower interest rates. The rate received on earning assets declined from 7.90% in the first nine months of 1993 to 7.65% in the same period in 1994. Loan revenue increased $37.9 million, or 7.3%, in the first nine months of 1994 compared to the same period last year. The increased loan balances, up 10.5% from the same period last year accounted for the increase in revenue, which was partially offset by lower interest rates. Interest revenue from commercial loans increased $34.0 million due to higher balances.




                                      -6-
  Total interest expense was $237.7 million during the first nine months in 1994, an increase of $10.1 million, or 4.4%, from the same period last year. Although interest rates on liabilities declined from 3.40% in 1993 to 3.31% in 1994, higher average balances produced a higher expense. Expense on total deposits decreased $13.3 million, or 6.7%, in the first nine months of 1994 compared to the same period last year, due entirely to lower interest rates. Interest paid on borrowed funds increased by $23.4 million, or 83.4%, due mainly to higher average balances.

Table 2.  Analysis of interest revenue and expense

                                                                     Nine Months Ended September 30
                                                         --------------------------------------------------------
                                                          Interest               Total       Due to
                                                         -------------------               ----------------------
                                                            1994      1993      Change       Volume       Rate
                                                         ---------- --------  -----------  ----------- ----------
                                                                          (thousands of dollars)
Interest-bearing deposits
  with banks                                            $      217 $  1,304 $     (1,087)$     (1,533)$      446
Federal funds sold and
  resale agreements                                          5,924    3,594        2,330        1,043      1,287
Trading account securities                                   1,064      695          369          227        142
Investment securities                                      137,514  150,476      (12,962)      (1,174)   (11,788)
Commercial loans                                           321,697  287,659       34,038       31,762      2,276
Consumer loans                                             233,121  229,246        3,875       21,496    (17,621)
                                                         ---------- --------  -----------
  Total loans                                              554,818  516,905       37,913       52,984    (15,071)
                                                         ---------- --------  -----------
  Total interest revenue                                   699,537  672,974       26,563       48,872    (22,309)

Interest-bearing demand                                     13,328   18,674       (5,346)        (125)    (5,221)
Savings passbook                                            26,543   29,046       (2,503)       1,233     (3,736)
Consumer time                                              120,422  130,475      (10,053)      (2,610)    (7,443)
Commercial time                                             25,949   21,334        4,615        2,872      1,743
                                                         ---------- --------  -----------
  Total deposits                                           186,242  199,529      (13,287)       1,441    (14,728)
Short-term borrowed funds                                   41,832   17,832       24,000       16,217      7,783
Long-term debt                                               9,640   10,234         (594)        (522)       (72)
                                                         ---------- --------  -----------
  Total interest expense                                   237,714  227,595       10,119       16,322     (6,203)
                                                         ---------- --------  -----------
  Net interest revenue                                  $  461,823 $445,379 $     16,444       32,304    (15,860)
                                                         ========== ========  ===========

Calculations are computed on a taxable-equivalent basis using a tax rate of 35% in 1994 and  1993.
The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.


  Firstar uses computer simulation modeling as its primary method of quantifying and evaluating interest rate risk. Simulation modeling is performed at least quarterly and is used to quantify the impact on net interest revenue of various assumptions about interest rate and balance sheet changes and use of off-balance sheet derivatives and financial instruments. The use of simulation modeling also enables Firstar to develop and test alternative asset and liability management strategies. Interest rate risk and the results of the simulation modeling is reviewed quarterly by bank, regional and corporate committees who assess the interest rate risk position and approve corresponding strategies. The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and manage interest rate risk to produce an acceptable level of net interest revenue. Firstar's policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. In Firstar's most recent simulation modeling, net interest revenue was projected under most likely, high and low interest rate assumptions in which the prime rate changes to 8.0%, 9.5% and 6.0%, respectively by the final quarter of the period. Under all three assumptions, net interest revenue is projected to increase as compared to the lagging four quarters. Under the most likely and low rate assumptions, net interest revenue increases approximately $20 million compared to the prior twelve months, while under the high rate assumption, net interest revenue increases by approximately $10 million. While Firstar believes these assumptions are reasonable, actual interest rates and other factors could be significantly different from those assumed. Such differences could produce actual results which are different from projected results and the differences could be significant.





                                      -7-
  Firstar uses interest rate swaps, caps and floors to manage interest rate risk. The use of such instruments allows Firstar to manage its own interest rate risk while retaining the ability to offer products that satisfy customer needs. Interest rate instruments have been used to alter the rate characteristics of specifically identified groups of loans and deposits and therefore are accounted for as hedges. The table below shows information on interest rate instruments. The notional amount of these instruments was $1.6 billion on September 30, 1994. Net cash inflows related to these activities increased net interest revenue by $2.8 million and net interest margin by .03% for the nine months ended September 30, 1994. During the third quarter of 1994, net cash payments of $400,000 were made reducing net interest margin for the quarter by .02%. Additionally, Firstar has $1.2 billion of interest rate instruments for which it serves as an intermediary for customers. Where Firstar acts as an intermediary, it purchases an offsetting position at the same time it enters into the transaction with the customer. Notional principal amounts are the basis for calculating interest paid and received with respect to interest rate instruments.


Table 3.  Interest Rate Management Instruments
                                                                            September 30, 1994
                                                         --------------------------------------------------------
                                                                    Average     Average     Weighted   Unrealized
                                                          Notional    Rate       Rate        Average     Market
                                                           Amount   Received     Paid       Maturity     Value
                                                         ---------- --------  -----------  ----------- ----------
                                                         (millions)                                    (millions)
Swaps:
  Receive fixed rate pay variable rate (1)              $      290     5.33 %     5.05%  (2    3.7yr  $    (17.1)
  Receive fixed rate pay variable rate                          75     6.99     6.47     (2   1.4           (0.8)
  Receive variable rate pay fixed rate                          37     4.29 (3  5.56           .8            0.1
  Receive variable rate pay variable  rate                     930     4.36 (4  4.71          2.6          (24.6)
Caps                                                            80          (5                 .6            1.2
Floors                                                         225          (6                4.3            0.9
                                                         ----------                                    ----------
                                                        $    1,637                                    $    (40.3)
                                                         ==========                                    ==========
____________
(1) Index amortizing swap
(2) Rate paid varies primarily with the three month LIBOR rate
(3) Rate received varies primarily with the Federal funds rate
(4) Rate received includes a fixed spread over three month LIBOR with limitations on periodic increases
(5) Receipt of payments start if the three month LIBOR rate exceeds a weighted average rate of 4.00%
(6) Receipt of payments start if the three month LIBOR rate is below a weighted average rate of 4.91%


  For interest rate management instruments, Firstar's credit policies for exposure to customer and dealer counterparties are approved by Firstar Bank Milwaukee's Credit and Executive Committees. Firstar measures credit exposure to counterparties by multiplying notional principal amounts by 4%, times the years remaining in the contract. To establish any collateral coverage requirements, the market value of our position for each instrument is calculated and, where allowable under bi-lateral netting, the net market value of our exposure to each counterparty is calculated. Firstar's credit policy for interest rate risk management instruments limits credit equivalent exposure to a single counterparty to specific limits established by the above committees. As appropriate, Firstar requires the use of two-way collateral agreements which provide collateral coverage for the market value of any exposure. At September 30, 1994, Firstar's largest credit equivalent exposure to a single counterparty was $34 million. Importantly, this exposure is under a two-way collateral agreement.

  The provision for loan losses of $8.3 million was $10.2 million lower than last year, with net charge-offs decreasing $2.5 million from the same period last year. Net charge-offs for the first nine months were at a level of .17% of average outstanding loans compared to .23% a year earlier. Credit card charge-offs have decreased to 1.89% of outstanding loans during the third quarter of 1994 from a level of 2.26% during the same period last year. This level of charge-offs may not be representative of full year results. The reserve for loan losses represented 1.80% of total loans at September 30, 1994, down from the year-end level of 1.95% and 2.06% a year earlier.






                                      -8-
  Nonperforming assets were $69.1 million at September 30, 1994, which amounted to .73% of total loans and other real estate. This was a $7.8 million decrease from the June 30, 1994 level. Nonperforming real estate related assets decreased $4.6 million during the third quarter. Commercial nonperforming loans decreased $2.9 million and consumer nonperforming loans decreased $214,000. Commercial nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at September 30, 1994 of $38.8 million, or 56%, of total nonperforming assets. Real estate related nonperforming assets currently represent 36% of the nonperforming portfolio.

  Other operating revenue declined by .8% to a level of $249.6 million in the first nine months of 1994 compared to the same period last year. Firstar continues to emphasize growth in non-interest revenue although recent quarterly growth trends have been lower than previously experienced.
Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 4 shows the composition of other operating revenue.


Table 4.  Other operating revenue
                                                                                  Nine Months Ended
                                                                                      September
                                                                              -----------------------------------
                                                                                 1994         1993       Change
                                                                              -----------  ----------- ----------
                                                                              (thousands of dollars)
Trust and investment management fees                                        $     88,928 $     81,576       9.01 %
Service charges on deposit accounts                                               54,716       54,613       0.19
Credit card service revenue                                                       39,622       38,849       1.99
Data processing fees                                                              15,403       16,130      (4.51)
Mortgage loan servicing fees                                                       6,276        5,508      13.94
Mortgage loan origination income                                                   5,814       13,522     (57.00)
Insurance revenue                                                                  8,120        7,970       1.88
Brokerage revenue                                                                  5,578        6,481     (13.93)
International fees                                                                 4,321        3,877      11.45
Foreign exchange gains                                                             1,441        1,383       4.19
ATM fees                                                                           3,233        2,723      18.73
Safe deposit fees                                                                  2,575        2,494       3.25
Trading securities gains                                                             157        1,764     (91.10)
Municipal finance fees                                                               744        1,058     (29.68)
Investment securities gains                                                           77          181     (57.46)
Other                                                                             12,607       13,539      (6.88)
                                                                              -----------  -----------
  Total                                                                     $    249,612 $    251,668      (0.82)
                                                                              ===========  ===========

  Other operating revenue represents 35% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first nine months of 1994, this ratio was 2.46% compared to 2.64% during the same period last year.

  Trust and investment management fees are the single largest source of fee revenue, contributing $88.9 million, or 36%, of other operating revenue. This level represents a 9.0% growth in revenue during the first nine months of 1994 compared to the same period last year. Trust assets under management were $15.2 billion on September 30, 1994, a 2.7% increase from the year-end level and reflects a 5% increase due to new funds partially offset by a decline in market values. Additional assets held in custody accounts rose 6.3% to $41.7 billion since year-end.

  Revenue from service charges of deposit accounts at $54.7 million for the first nine months of 1994 was at the same level as last year.

  Credit card service revenues are the third largest source of fee revenue totaling $39.6 million during the first nine months of 1994, which was a 2.0% increase over the same period last year.

  Data processing fee income declined 4.5% in the first nine months of 1994 from the same period last year. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues.


                                      -9-
  Revenue from mortgage loan origination activities decreased 57.0% to $5.8 million during the first nine months of 1994 compared to the same period last year, due to substantially reduced refinancing activity resulting from higher interest rates. Mortgage loan originations reached $1.3 billion in 1993, while 1994 originations are expected to total $850 million. Mortgage loan servicing fees have however increased by 13.9% to $6.3 million reflecting higher servicing balances.

  The remaining sources of other operating revenue derive from a wide range of services and collectively decreased by 2.3%, exclusive of trading and investment securities transactions, in the first nine months of 1994 compared to the same period last year.

  Other operating expense increased to a level of $454.7 million. Excluding the check kiting loss taken in the second quarter of this year, expenses decreased .4%. Personnel costs rose by 2.6% to a level of $243.7 million due in the most part to merit increases taking effect at the beginning of the year. Nonpersonnel costs, excluding the check kiting loss decreased 4%. The efficiency ratio, which is the ratio of expense to revenue improved further during the quarter. This ratio, excluding the check kiting loss, was 60.8% in the first nine months of 1994 compared to 62.4% a year earlier. It is Firstar's goal to reach a 60% efficiency ratio in 1995. The detail of other expense is shown in table 5.


Table 5.  Other operating expense
                                                                                  Nine Months Ended
                                                                                    September 30
                                                                              -----------------------------------
                                                                                 1994         1993       Change
                                                                              -----------  ----------- ----------
                                                                              (thousands of dollars)
Salaries                                                                    $    197,975 $    190,047       4.17 %
Employee benefits                                                                 45,751       47,397      (3.47)
                                                                              -----------  -----------
  Total personnel expense                                                        243,726      237,444       2.65

Net occupancy expense                                                             35,662       36,625      (2.63)
Equipment expense                                                                 36,133       36,030       0.29
Business development                                                              16,171       15,660       3.26
F.D.I.C. insurance                                                                17,800       17,804      (0.02)
Stationery and supplies                                                           11,851       13,906     (14.78)
Delivery                                                                          10,604       11,181      (5.16)
Professional fees                                                                 10,663       11,703      (8.89)
Information processing expense                                                    11,876       10,923       8.72
Amortization of intangibles                                                        6,152        9,352     (34.22)
Employee education/recruiting                                                      5,157        4,983       3.49
Federal Reserve processing fees                                                    3,447        3,668      (6.03)
Commissions and service fees                                                       3,606        3,676      (1.90)
Wire communication                                                                 3,941        3,352      17.57
Processing and other losses                                                       24,404        2,396     918.53
 (including check kiting loss of $22 million in 1994)
Credit card assessment fees                                                        3,057        2,718      12.47
Net other real estate expense                                                       (850)       1,319    (164.44)
Published information                                                              1,526        1,537      (0.72)
Insurance                                                                            750          931     (19.44)
Other                                                                              8,989        9,298      (3.32)
                                                                              -----------  -----------
  Total nonpersonnel expense                                                     210,939      197,062       7.04
                                                                              -----------  -----------
  Total other operating expense                                             $    454,665 $    434,506       4.64
                                                                              ===========  ===========



  Total assets on September 30, 1994 were $14.3 billion, an increase of $900.6 million from the same time last year.

  Earning assets totaled $12.9 billion on September 30, 1994, an increase of $1.1 billion, or 9.8%, over September 30, 1993. Loans, the largest category of earning assets, represented 73.8% of earning assets as compared to 72.6% a year earlier. Total loans were $9.5 billion on September 30, 1994, an increase of $987.5 million, or 11.6%, over the 1993 level.




                                      -10-
  Commercial loans, which account for 60% of the loan portfolio, increased by $627.5 million, or 12.4%, to $5.7 billion on September 30, 1994. Consumer loans totaled $3.8 billion, an increase of $360.1 million, or 10.3% compared to the same time last year. Such loan growth is expected to continue into next year.

  Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, totaled $362.8 million on September 30, 1994, an increase of $47.7 million, or 15.1%, from a year earlier.

  Investment securities represent 23% of earning assets. They totaled $3.0 billion on September 30, 1994, an increase of $113.9 million, or 3.9%, over last year. The average maturity of the portfolio was 2.8 years at the end of September.

  Total fund sources, consisting of deposits and borrowed funds, increased by
$832.7 million, or 6.9%, to     $12.8 billion on September 30, 1994.  Total
deposits were $10.6 billion, a decrease of $112.7 million, or 1% over a year earlier.

  Core deposits, which include transaction accounts and consumer deposits, equaled $9.4 billion on September 30, 1994, a decrease of $411.6 million, or 4.2%, from last year. Lower business demand deposits, which fluctuate with interest rate levels, produced the decline in core deposits. Core deposits represent 73% of fund sources. Commercial time deposits were increased by $111.6 million. Short-term borrowed funds were increased by $947.2 million, or 84.2%, which was used in part to fund the loan growth.

  Stockholders' equity totaled $1,241.0 million at the end of the third quarter, an increase of $85.1 million from the level at year-end and $69.5 million over last year. Total equity as a percent of total assets amounted to 8.66%. Under risk-based capital rules, total capital is 13.43% of risk-adjusted assets, compared to an 8% requirement. A summary of capital components and ratios is shown in table 6.


Table 6.  Capital components and ratios
                                                                                Sept 30    December 31  Sept 30
                                                                                 1994         1993        1993
                                                                              -----------  ----------- ----------
                                                                              (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                      $  1,241,011 $  1,155,897 $1,171,508
  Minority interest in subsidiaries                                                2,537        2,214      2,182
  Less goodwill                                                                  (70,812)     (72,602)   (73,791)
                                                                              -----------  ----------- ----------
    Total Tier I capital                                                       1,172,736    1,085,509  1,099,899

Allowable reserve for loan losses                                                126,805      123,953    119,366
Allowable long-term debt                                                          56,374       81,486     81,638
                                                                              -----------  ----------- ----------
    Total Tier II capital                                                        183,179      205,439    201,004
                                                                              -----------  ----------- ----------
    Total capital                                                           $  1,355,915 $  1,290,948 $1,300,903
                                                                              ===========  =========== ==========

Risk-adjusted assets                                                        $ 10,099,479 $  9,792,746 $9,419,353

Tier I capital to risk-adjusted assets                                             11.61 %      11.08 %    11.68 %
Total capital to risk-adjusted assets                                              13.43        13.18      13.81
Tier I leverage ratio                                                               8.53         8.30       8.59

  The Board of Directors declared a quarterly dividend to common stockholders of 30 cents per share which is payable November 15 to shareholders of record
October 31.
                                      -11-


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
=====================================================================================================

                                                      Selected Financial Data
                                                (Thousands of dollars, except per share)

                                        Quarter ended September 30     Nine Months ended September 30
                                        -------------------------------------------------------------
                                              1994          1993             1994          1993
                                          ------------  ------------     ------------  ------------
Earnings and Dividends
Net income                              $      55,869 $      51,355    $     151,596 $     151,778
Per common share:
  Net income                                     0.87          0.79             2.36          2.35
  Dividends                                      0.30          0.26             0.86          0.74
  Stockholders' equity                                                         19.37         17.44

Performance Ratios
Return on average assets                         1.60 %        1.58 %           1.50 %        1.59 %
Return on average common equity                 18.04         18.23            16.84         18.81
Dividend payout ratio                           34.48         32.91            36.44         31.49
Equity to assets                                                                8.66          8.72
Net loan charge-offs as a percentage
  of average loans                               0.27          0.27             0.17          0.23
Nonperforming assets as a
  percentage of loans and other
  real estate                                                                   0.73          0.81
Net interest margin                              4.95          5.21             5.05          5.23

Statistical Data
Full-time equivalent staff (at quarter end)                                    8,555         8,418
Number of common stockholders (at quarter end)                                 9,860         9,520
Average common shares
  outstanding (000's)                          64,226        64,026           64,299        63,538
Actual common shares
  outstanding (000's at quarter end)                                          64,054        64,306

Stock Price Information
High                                    $      35.125 $      34.125    $      35.375 $      37.250
Low                                            29.625        31.625           29.625        29.500
Close                                          31.000        33.625           31.000        33.625

                  -12-

</TABLE






FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- - --------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                  Quarter ended September 30
                                ------------------------------------------------------------------
                                               1994                             1993
                                ---------------------------------- -------------------------------
                                 Average               Average      Average               Average
                                 Balance     Interest  Rate         Balance     Interest  Rate
                                ---------------------------------- -------------------------------
Assets
Interest-bearing deposits
 with banks                     $     4,952 $      73      5.85 %  $     4,579 $      89   7.71 %
Federal funds sold and
 resale agreements                  216,906     2,559      4.68        139,501     1,106   3.15
Trading account securities           20,761       378      7.22         13,441       211   6.23
Investment securities:
  Taxable                         2,045,219    30,880      6.01      2,011,350    31,820   6.30
  Nontaxable                        938,017    16,580      7.07        915,428    17,530   7.66
                                 ----------- ---------              ----------- ---------
  Total investment
    securities                    2,983,236    47,460      6.34      2,926,778    49,350   6.72
Loans:
  Commercial                      5,529,809   114,151      8.19      5,007,142    97,805   7.75
  Consumer                        3,762,914    80,497      8.51      3,435,592    76,368   8.84
                                 ----------- ---------              ----------- ---------
  Total loans                     9,292,723   194,648      8.32      8,442,734   174,173   8.20
                                 ----------- ---------              ----------- ---------
  Interest earning assets        12,518,578   245,118      7.78     11,527,033   224,929   7.76
Reserve for loan losses            (175,308)                          (174,670)
Cash and due from banks             823,766                            917,739
Other assets                        658,561                            623,506
                                 -----------                        -----------
  Total assets                  $13,825,597                        $12,893,608
                                 ===========                        ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $ 1,384,294 $   4,419      1.27 %  $ 1,415,693 $   5,684   1.59 %
Savings passbook                  1,528,532     8,958      2.33      1,519,594     9,622   2.51
Consumer time                     4,123,078    43,142      4.15      4,159,749    42,370   4.04
Commercial time                   1,119,800    10,932      3.87        921,395     7,152   3.08
Short-term borrowed funds         1,648,495    18,585      4.47        826,311     5,965   2.86
Long-term debt                      126,017     3,213     10.20        127,800     3,244  10.15
                                 ----------- ---------              ----------- ---------
  Interest-bearing liabilities    9,930,216    89,249      3.57      8,970,542    74,037   3.28
Demand deposits                   2,430,437                          2,534,050
Other liabilities                   236,310                            238,707
Stockholders' equity              1,228,634                          1,150,309
                                 -----------                        -----------
  Total liabilities and
    stockholders' equity        $13,825,597                        $12,893,608
                                 ===========                        ===========
Net interest
  revenue/margin                            $ 155,869      4.95 %              $ 150,892   5.21 %
                                             =========                          =========


                                                                  Nine months ended September 30
                                ---------------------------------- -------------------------------
                                               1994                               1993
                                 --------------------------------- -------------------------------
                                 Average               Average      Average               Average
                                 Balance     Interest  Rate         Balance     Interest  Rate
                                ---------------------------------- -------------------------------
Assets
Interest-bearing deposits
 with banks                     $     4,722 $     217      6.14 %  $    42,674 $   1,304   4.09 %
Federal funds sold and
 resale agreements                  193,258     5,924      4.10        154,060     3,594   3.12
Trading account securities           20,647     1,064      6.89         15,959       695   5.82
Investment securities:
  Taxable                         1,983,441    88,537      5.96      2,010,278    99,036   6.58
  Nontaxable                        932,404    48,977      7.00        928,657    51,440   7.39
                                 ----------- ---------              ----------- ---------
  Total investment
    securities                    2,915,845   137,514      6.30      2,938,935   150,476   6.83
Loans:
  Commercial                      5,421,522   321,697      7.93      4,885,955   287,659   7.87
  Consumer                        3,666,242   233,121      8.49      3,339,365   229,246   9.17
                                 ----------- ---------              ----------- ---------
  Total loans                     9,087,764   554,818      8.16      8,225,320   516,905   8.40
                                 ----------- ---------              ----------- ---------
  Interest earning assets        12,222,236   699,537      7.65     11,376,948   672,974   7.90
Reserve for loan losses            (175,465)                          (172,622)
Cash and due from banks             864,432                            913,928
Other assets                        643,303                            632,584
                                 -----------                        -----------
  Total assets                  $13,554,506                        $12,750,838
                                 ===========                        ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $ 1,414,334 $  13,328      1.26 %  $ 1,409,944 $  18,674   1.77 %
Savings passbook                  1,540,267    26,543      2.30      1,475,534    29,046   2.63
Consumer time                     4,072,814   120,422      3.95      4,191,930   130,475   4.16
Commercial time                   1,021,114    25,949      3.40        913,035    21,334   3.12
Short-term borrowed funds         1,430,949    41,832      3.91        824,999    17,832   2.89
Long-term debt                      126,104     9,640     10.19        135,428    10,234  10.08
                                 ----------- ---------                          ---------
  Interest-bearing liabilities    9,605,582   237,714      3.31      8,950,870   227,595   3.40
Demand deposits                   2,500,248                          2,457,082
Other liabilities                   245,073                            231,769
Stockholders' equity              1,203,603                          1,111,117
                                 -----------                        -----------
  Total liabilities and
    stockholders' equity        $13,554,506                        $12,750,838
                                 ===========                        ===========

Net interest
  revenue/margin                            $ 461,823      5.05 %              $ 445,379   5.23 %
                                             =========                          =========


                                                       -12-

                      PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits to Part 1 of Form 10-Q

             27.  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter.


                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRSTAR CORPORATION




                                          /s/ William H. Risch
                                          ----------------------
November 14, 1994                         William H. Risch
                                          Senior Vice President-Finance and
                                          Treasurer (Chief Financial Officer)





                                  -14-

