Form 10-K405
period 1994-12-31
FIRSTAR CORP /WI/
filed 1995-03-20
CIK 37076

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994        Commission File Number 1-2981

                            ------------------------

                              FIRSTAR CORPORATION

                                   WISCONSIN
                            (State of Incorporation)
                                   39-0711710
                      (I.R.S. Employer Identification No.)

             777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
                        Telephone Number (414) 765-4321

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                           WHICH REGISTERED
         --------------------------------            --------------------------------
         Common Stock, $1.25 par value               New York Stock Exchange, Inc.
                                                     Chicago Stock Exchange, Inc.
         Preferred Stock, Series D                   Nasdaq
         10% Notes due June 1, 1996                  New York Stock Exchange, Inc.
         Preferred Share Purchase Rights             New York Stock Exchange, Inc.
                                                     Chicago Stock Exchange, Inc.

        Securities Registered Pursuant to Section 12(g) of the Act: None

                            ------------------------

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     As of March 2, 1995, 72,861,171 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $1.867 billion.

                      Documents Incorporated by Reference:

     Portions of the 1995 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item  1 - Business..................................................................     2
  Item  2 - Properties................................................................     5
  Item  3 - Legal Proceedings.........................................................     5
  Item  4 - Submission of Matters to a Vote of Security Holders.......................     5
PART II
  Item  5 - Market for the Registrant's Common Equity and Related Stockholder
            Matters...................................................................     5
  Item  6 - Selected Financial Data...................................................     6
  Item  7 - Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................     7
  Item  8 - Financial Statements and Supplementary Data...............................    26
  Item  9 - Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................    56
PART III
  Item 10 - Directors and Executive Officers of the Registrant........................    56
  Item 11 - Executive Compensation....................................................    56
  Item 12 - Security Ownership of Certain Beneficial Owners and Management............    56
  Item 13 - Certain Relationships and Related Transactions............................    56
PART IV
  Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    56
  Signatures..........................................................................    58

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Firstar Corporation is a registered bank holding company incorporated in Wisconsin in 1929. Firstar Corporation ("Firstar") is the largest bank holding company headquartered in Wisconsin. Firstar's 15 bank subsidiaries in Wisconsin had total assets of $10.0 billion at December 31, 1994. Its eleven Iowa banks, one Illinois bank and one Minnesota bank had total assets of approximately $2.7 billion, $959 million and $1.2 billion, respectively, as of December 31, 1994. Firstar has one bank in Phoenix, Arizona with total assets of $102 million. Firstar's principal subsidiary, Firstar Bank Milwaukee, N.A., had total assets of $6.0 billion which represented 40 percent of Firstar's consolidated assets at December 31, 1994, and is the largest commercial bank in Wisconsin.

     Firstar provides banking services throughout Wisconsin and Iowa and in the Chicago, Minneapolis- St. Paul and Phoenix metropolitan areas. Its Wisconsin bank subsidiaries operate in 135 locations, with offices in eight of the ten largest metropolitan population centers of the state, including 74 offices in the Milwaukee metropolitan area. Its Iowa bank subsidiaries operate in 43 locations; its Illinois bank subsidiaries in 15 locations; its Minnesota bank subsidiary in 24 locations; its Arizona bank in three locations; and a trust subsidiary in Florida in two locations. Firstar's bank subsidiaries provide a broad range of financial services for companies based in Wisconsin, Iowa, Illinois and Minnesota, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide trust and investment management services to individual and corporate customers. Firstar Milwaukee, N.A., Firstar Bank Cedar Rapids, N.A. and Firstar Bank Madison, N.A. also conduct international banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions. Nonbank subsidiaries provide retail brokerage services, trust and investment management services, residential mortgage banking activities, title insurance, business insurance, consumer and credit related insurance, and corporate computer and operational services.

     At December 31, 1994, Firstar and its subsidiaries employed 7,680 full-time and 2,196 part-time employees, of which approximately 970 full-time employees are represented by a union under a collective bargaining agreement that expires on August 31, 1996. Management considers its relations with its employees to be good.

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

     In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly increased the enforcement powers of the federal regulatory agencies having supervisory authority over Firstar and its subsidiaries. Certain parts of such legislation increase the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital falls to certain levels. Under the new rules, five capital categories have been established which range from "critically undercapitalized" to "well capitalized". Failure of a depository institution to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restricting new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (16) of Firstar as of December 31, 1994. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar and/or one or more of its subsidiaries during the past five years, except Mr. Schoenke, who was previously employed by another banking company and joined Firstar as an executive officer in 1990. There are no family relationships between any of the executive officers.

                   NAME                      AGE                      POSITION
- ------------------------------------------   ---    --------------------------------------------
Roger L. Fitzsimonds......................   56     Chairman of the Board and Chief Executive
                                                    Officer of Firstar (Since February 1991)
John A. Becker............................   52     President and Chief Operating Officer of
                                                    Firstar (Since January 1990)
Chris M. Bauer............................   46     Chairman of the Board of Firstar Bank
                                                    Milwaukee (Since January 1991)
James R. Lang.............................   51     Chairman of the Board and President of
                                                    Firstar Corporation of Iowa (Since April
                                                    1991)
Ronald A. Bero............................   59     Senior Executive Vice President of Firstar
                                                    (Since September 1989)
Michael J. Bills..........................   51     Executive Vice President of Firstar
                                                    (Since April 1994)
Jay B. Williams...........................   43     President of Firstar Bank Illinois
                                                    (Since January 1995)
Richard W. Schoenke.......................   51     President of Firstar Bank of Minnesota
                                                    (Since July 1990)
Michael J. Schmitz........................   60     Executive Vice President of Firstar
                                                    (Since October 1990)
Jon H. Stowe..............................   50     Executive Vice President of Firstar
                                                    (Since January 1994)
Blaine E. Rieke...........................   61     Chairman of the Board of Firstar Trust
                                                    Company (Since November 1981)
William H. Risch..........................   56     Senior Vice President-Finance & Treasurer of
                                                    Firstar (Since January 1984)
Dennis R. Fredrickson.....................   50     Senior Vice President of Firstar
                                                    (Since October 1988)
John R. Heistad...........................   48     Senior Vice President and Chief Credit
                                                    Officer of Firstar (Since January 1992)
Howard H. Hopwood III.....................   49     Senior Vice President and General Counsel of
                                                    Firstar (Since January 1986)
Ronald E. Roder...........................   46     Senior Vice President of Firstar Bank
                                                    Milwaukee (Since December 1988)

ITEM 2. PROPERTIES

     On December 31, 1994, Firstar had 222 banking locations, of which 159 were owned and 63 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See Item 6 of this document for information on stock price ranges and dividends. The principal markets for the quotations of stock prices are the New York Stock Exchange and Chicago Stock Exchange. There were 11,033 holders of record of Firstar's $1.25 par value Common Stock on March 2, 1995.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31
                                        ------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                        --------     --------     --------     --------     --------
                                                  (thousands of dollars, except per share)
EARNINGS AND DIVIDENDS
Net interest revenue.................   $597,586     $568,056     $539,152     $480,596     $429,954
Provision for loan losses............     17,139       24,567       44,821       50,276       49,161
Other operating revenue..............    335,235      342,265      300,767      272,535      248,301
Other operating expense..............    604,925      587,744      557,566      515,536      464,800
Net income...........................    207,743      204,294      165,985      134,331      117,457
Per common share:
  Net income.........................       3.22         3.15         2.62         2.14         1.82
  Dividends..........................       1.16         1.00          .80         .705         .635
  Stockholders' equity...............      19.83        17.96        15.94        14.17        12.79
Average common shares (000's)........     64,611       63,747       61,879       60,998       61,218
- ----------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average assets.............       1.51%        1.59%        1.36%        1.16%        1.06%
Return on average common equity......      16.97        18.61        17.43        15.85        14.83
Equity to assets.....................       8.65         8.38         7.96         7.44         7.03
Total risk-based capital.............      13.46        13.18        13.20        11.92        11.94
Net loan charge-offs as a percentage
  of average loans...................        .25          .25          .43          .47          .48
Nonperforming assets as a percentage
  of loans and other real estate.....        .58          .72         1.09         1.43         1.87
Net interest margin..................       5.03         5.21         5.27         5.00         4.76
Efficiency ratio.....................      60.61*       62.56        64.04        65.50        65.40
Fee revenue as a percentage
  of average assets..................       2.43         2.66         2.46         2.33         2.20


- ----------------------------------------------------------------------------------------------------
                                                           (millions of dollars)
BALANCE SHEET AT DECEMBER 31
Total assets.........................   $ 15,104     $ 13,794     $ 13,169     $ 12,309     $ 12,020
Securities...........................      3,391        2,834        2,864        2,870        2,642
Loans:
  Commercial loans...................      5,978        5,306        4,803        4,556        4,426
  Consumer loans.....................      3,850        3,678        3,308        2,989        2,920
     Total loans.....................      9,828        8,984        8,111        7,545        7,346
Earning assets.......................     13,595       12,117       11,408       10,747       10,326
Deposits:
  Core deposits......................     10,719       10,793       10,524        9,629        9,180
  Other deposits.....................        516          371          360          434          541
     Total deposits..................     11,235       11,164       10,884       10,063        9,721
Short-term borrowed funds............      2,141        1,113          861          934        1,044
Long-term debt.......................        135          126          158          144          185
Stockholders' equity.................      1,307        1,156        1,048          916          844
- ----------------------------------------------------------------------------------------------------
STOCK PRICE INFORMATION
High.................................   $ 35 3/8     $ 37 1/4     $ 31 7/8     $24 7/16    $16 15/16
Low..................................     25 1/8       29 3/8       23 1/8       12 3/4     11
Close................................     26 7/8       30 3/4       31 1/2       24 1/8     14 1/8
- ----------------------------------------------------------------------------------------------------

* excludes check kiting loss

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     Firstar reported earnings in 1994 of $207.7 million, a 1.7% increase over the $204.3 million earned in 1993. On a per common share basis, 1994 net income increased 2.2% to $3.22 from $3.15 earned in 1993. In 1992, net income was $166.0 million, or $2.62 per common share.

     While net income has increased in 1994, the effect of a higher stockholders' equity base reduced the return on equity in 1994. Return on average common equity declined to 16.97% in 1994 compared with 18.61% in 1993 and 17.43% in 1992. Firstar has measured its performance against a peer group of 30 other bank holding companies ranging in asset size from $10 billion to $25 billion. Firstar has placed within the top 25% of this group as measured by the return on equity for the past six years.

     This slowdown in the momentum of improvement during 1994 reflects the impact of a $22 million pre-tax charge against earnings taken in the second quarter for a check kiting fraud. This loss reduced 1994 earnings per share by 20 cents. While this loss had an impact on Firstar's earning trends, Firstar's overall financial soundness remained unaffected.

     Return on average assets for 1994 was 1.51% compared with 1.59% in 1993 and 1.36% in 1992.

     Major factors affecting underlying earnings during 1994 were:

     - Net interest margin declined to 5.03% in 1994 from 5.21% in 1993. During 1992 the margin was 5.27%.

     - Strong loan growth of 11.1% offset the effects of the decline in margins, helping increase net interest revenue by 4.9%.

     - The provision for loan losses was reduced further in 1994 reflecting the lower level of nonperforming assets and related net loan charge-offs.

     - Growth in major fee revenue businesses continued, with trust and investment management fees up 7.0% and credit card revenue up 4.6% during 1994. These gains in fee revenue were, however, offset by reduced mortgage banking revenues as a result of a market driven contraction in origination volumes.

     - Operating expenses declined by just under 1% during 1994 after excluding the check kiting loss.

     - These factors combined to improve Firstar's efficiency ratio to 60.6% in 1994 compared to 62.6% in 1993 and 64.0% in 1992.

     Further reductions in nonperforming assets were realized in 1994. Total nonperforming assets were $56.8 million at the end of the year, a reduction of 12.4% from year-end 1993. Nonperforming assets now represent .58% of total loans and other real estate.

     Stockholders' equity increased to $1.31 billion at the end of 1994. Market capitalization was $1.77 billion. Capital strength, by all measures, remains strong. Firstar's capital ratios are in the top quartile of its peer group and it has the highest capital rating by its regulatory agency.

NET INTEREST REVENUE

     Net interest revenue, which comprises interest and loan-related fees less interest expense, is the principal source of earnings for Firstar. Net interest revenue is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. Net interest margin is net interest revenue expressed as a percentage of average earning assets. To permit comparisons, net interest revenue and margins in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a taxable-equivalent basis. Table 1 shows the components of net interest revenue, net income and net interest margin for the last three years.

                                    TABLE 1

            CONDENSED INCOME STATEMENTS -- TAXABLE-EQUIVALENT BASIS

                                                                                   CHANGE FROM PRIOR YEAR
                                                                           ---------------------------------------
                                                                             1994 VS 1993          1993 VS 1992
                                                                           -----------------     -----------------
                                              1994      1993      1992     AMOUNT    PERCENT     AMOUNT    PERCENT
                                             ------    ------    ------    ------    -------     ------    -------
                                                                     (millions of dollars)
Interest revenue..........................   $938.0    $867.0    $898.5    $71.0        8.2%     $(31.5)      (3.5)%
Taxable-equivalent adjustment.............     29.0      29.3      31.7      (.3)      (1.0)       (2.4)      (7.6)
                                             ------    ------    ------    ------                ------
  Interest revenue--taxable-equivalent....    967.0     896.3     930.2     70.7        7.9       (33.9)      (3.6)
Interest expense..........................    340.4     298.9     359.4     41.5       13.9       (60.5)     (16.8)
                                             ------    ------    ------    ------                ------
  Net interest revenue--
    taxable-equivalent....................    626.6     597.4     570.8     29.2        4.9        26.6        4.7
Provision for loan losses.................     17.1      24.6      44.8     (7.5)     (30.5)      (20.2)     (45.1)
Other operating revenue...................    335.2     342.2     300.8     (7.0)      (2.0)       41.4       13.8
Other operating expense...................    604.9     587.7     557.6     17.2        2.9        30.1        5.4
                                             ------    ------    ------    ------                ------
  Income before income taxes..............    339.8     327.3     269.2     12.5        3.8        58.1       21.6
Provision for income taxes................    103.1      93.7      71.5      9.4                   22.2
Taxable-equivalent adjustment.............     29.0      29.3      31.7      (.3)                  (2.4)
                                             ------    ------    ------    ------                ------
  Net income..............................   $207.7    $204.3    $166.0    $ 3.4        1.7       $38.3       23.1
                                             ======    ======    ======    ======                ======
Yield on earning assets...................     7.77%     7.82%     8.58%    (.05)%                 (.76)%
Cost of interest-bearing liabilities......     3.48      3.34      4.16      .14                   (.82)
                                             ------    ------    ------    ------                ------
Interest spread...........................     4.29      4.48      4.42     (.19)                   .06
Impact of interest-free funds.............      .74       .73       .85      .01                   (.12)
                                             ------    ------    ------    ------                ------
  Net interest margin.....................     5.03%     5.21%     5.27%    (.18)%                 (.06)%
                                             ======    ======    ======    ======                ======

     Net interest revenue increased 4.9% to $626.6 million during 1994. This follows a similar 4.7% increase in 1993. The growth in both years benefited from higher average earning asset balances, driven principally by continued strong loan growth. This positive impact was somewhat offset by a reduction in the net interest margin, particularly in 1994.

     The net interest margin for 1994 was 5.03% compared with 5.21% in 1993 and 5.27% in 1992. The margin declined moderately from the record high levels of the prior two years. Interest rates increased dramatically during 1994 with the prime rate rising from 6.00% at the beginning of the year to 8.50% at year-end. Rates paid on fund sources increased by .14%, or 14 basis points, in 1994 as more reliance was put on higher cost purchased funds. On the asset side, higher rates earned on commercial loans was more than offset by declines in rates on consumer lending and the securities portfolio, reducing the overall yield on earning assets by five basis points. The impact of interest-free funds supporting earning assets was not a factor in 1994 as shown by the one basis point increase in margin attributable to these deposits. The level of earning assets supported by interest-free funds was 21.3% in 1994 compared with 21.8% in 1993 and 20.4% in 1992. The six basis point decline in net interest margin during 1993 resulted from the reduced benefit of interest-free funds partially offset by a modest increase in the interest spread reflecting the general decline in interest rates during that period. Firstar expects that further reductions in its net interest margin are likely as interest rates stabilize or increase moderately from current levels. Firstar remains within the top quartile of its peer group with respect to net interest margin.

     Foregone interest on nonperforming loans and other real estate reduced net interest revenue by $3.8 million in 1994, $4.6 million in 1993 and $8.3 million in 1992. This resulted in corresponding reductions in net interest margin of .03% in 1994 and .03% in 1993 and .05% in 1992. The nominal impact is a reflection of Firstar's continued low level of nonperforming assets.

     Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue increased by 7.9% to $967.0 million. This resulted from higher average earning assets, up 8.6%, which was partially offset by the slightly lower yield on earning assets. Interest income on commercial loans rose by 16.3% due to both higher balances and interest rates. Consumer loan interest, while up 4.5%, was impacted by the lower net interest rate which was 47 basis points less than 1993. This reduced rate on consumer loans reflects the refinancing activity and general lower rates available late in 1993. Securities income has declined as higher rate investments have matured and were replaced with securities with currently lower market yields. During 1993, total interest revenue declined by 3.6%, to $896.3 million. This resulted from lower overall interest rates, which was partially offset by the 5.7% increase in average earning assets. The rate received on earning assets declined from 8.58% in 1992 to 7.82% in 1993.

                                    TABLE 2

                    ANALYSIS OF INTEREST REVENUE AND EXPENSE

                                                                  1994 VS 1993                   1993 VS 1992
                                                          ----------------------------   -----------------------------
                                    INTEREST                              DUE TO                          DUE TO
                         ------------------------------    TOTAL    ------------------    TOTAL     ------------------
                           1994       1993       1992     CHANGE    VOLUME      RATE      CHANGE    VOLUME      RATE
                         --------   --------   --------   -------   -------   --------   --------   -------   --------
                                                            (thousands of dollars)
Interest-bearing
  deposits with banks... $    288   $  1,385   $  2,608   $(1,097)  $(1,501)  $    404   $ (1,223)  $(1,441)  $    218
Federal funds sold and
  resale agreements.....    8,841      4,602      9,791     4,239     1,941      2,298     (5,189)   (4,138)    (1,051)
Trading securities......    1,560        985      1,012       575       307        268        (27)      111       (138)
Securities..............  187,783    197,373    215,586    (9,590)    2,076    (11,666)   (18,213)    6,221    (24,434)
Commercial loans........  448,190    385,322    382,129    62,868    46,871     15,997      3,193    33,766    (30,573)
Consumer loans..........  320,347    306,658    319,102    13,689    30,122    (16,433)   (12,444)   27,327    (39,771)
                         --------   --------   --------   -------                        --------
    Total loans.........  768,537    691,980    701,231    76,557    77,045       (488)    (9,251)   61,111    (70,362)
                         --------   --------   --------   -------                        --------
    Total interest
      revenue...........  967,009    896,325    930,228    70,684    76,824     (6,140)   (33,903)   51,334    (85,237)
Interest-bearing
  demand................   18,173     23,666     31,977    (5,493)     (231)    (5,262)    (8,311)    3,105    (11,416)
Money market accounts...   44,416     38,968     49,555     5,448       659      4,789    (10,587)      548    (11,135)
Savings passbook........   36,112     38,214     40,247    (2,102)    1,296     (3,398)    (2,033)    7,306     (9,339)
Certificates of
  deposit...............  163,427    160,786    199,626     2,641     4,177     (1,536)   (38,840)   (7,287)   (31,553)
                         --------   --------   --------   -------                        --------
    Total deposits......  262,128    261,634    321,405       494     4,530     (4,036)   (59,771)    8,359    (68,130)
Short-term borrowed
  funds.................   65,408     23,811     23,423    41,597    26,627     14,970        388     4,028     (3,640)
Long-term debt..........   12,865     13,453     14,541      (588)     (634)        46     (1,088)   (1,026)       (62)
                         --------   --------   --------   -------                        --------
    Total interest
      expense...........  340,401    298,898    359,369    41,503    28,707     12,796    (60,471)   13,049    (73,520)
                         --------   --------   --------   -------                        --------
    Net interest
      revenue........... $626,608   $597,427   $570,859   $29,181    50,243    (21,062)  $ 26,568    31,715     (5,147)
                         =========  =========  =========  ========                       =========

- ------------
Calculations are computed on a taxable-equivalent basis using a tax rate of 35% in 1994 and 1993 and 34% in 1992.

The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

     Total interest expense increased by 13.9% in 1994, to $340.4 million. Interest expense on deposits increased modestly with the impact of deposit growth being offset by lower interest rates paid in most categories of deposits. The cost of short-term borrowed funds increased 175% with both higher usage of this funding source and increased interest rates. The interest rate on liabilities increased from 3.34% in 1993 to 3.48% in 1994. During 1993, total interest expense declined by 16.8% to a level of $298.9 million. The interest rates on liabilities was reduced from 4.16% in 1992 to 3.34% in 1993.

OTHER OPERATING REVENUE

     Total other operating revenue amounted to $335.2 million, a decrease of $7.0 million or 2.1% from 1993. Excluding the impact of mortgage origination revenues, other operating revenue rose by 1.5% in 1994 and 10.3% in 1993. This growth reflects the continuing effort to emphasize non-interest revenue. This focus provides several benefits to Firstar. Much of Firstar's fee revenue is not subject to the fluctuations that are inherent in the interest rate cycle. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 3 shows the composition of other operating revenue.

                                    TABLE 3

                      ANALYSIS OF OTHER OPERATING REVENUE

                                                             YEARS ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                             --------    --------    --------    --------    --------
                                                              (thousands of dollars)
Trust and investment management fees......   $117,872    $110,185    $ 95,926    $ 80,813    $ 70,051
Service charges on deposit accounts.......     72,366      74,071      66,301      59,368      50,250
Credit card service revenue...............     55,779      53,316      51,867      54,594      51,562
Data processing fees......................     20,263      21,431      24,215      24,286      24,348
Mortgage servicing........................      8,100       7,192       4,781       4,955       3,959
Mortgage originations.....................      6,953      18,966       7,591       2,258       1,562
                                             --------    --------    --------    --------    --------
  Mortgage banking revenue                     15,053      26,158      12,372       7,213       5,521
Insurance revenue.........................     11,631      10,410       8,440       7,643       7,147
Brokerage revenue.........................      6,947       8,718       6,135       3,012       2,113
International fees........................      5,854       5,234       5,151       4,712       4,476
Electronic funds transfer fees............      4,234       3,678       3,135       2,849       2,732
Safe deposit fees.........................      3,394       3,323       3,237       3,136       3,058
Foreign exchange gains....................      2,041       1,877       1,752       1,370         667
Municipal finance fees....................        991       1,368       1,153         937       1,222
Trading securities gains..................        139       2,074       1,802       1,579       1,559
Securities gains..........................         76         182         981       1,619         117
Other.....................................     18,595      20,240      18,300      19,404      23,478
                                             --------    --------    --------    --------    --------
  Total...................................   $335,235    $342,265    $300,767    $272,535    $248,301
                                             ========    ========    ========    ========    ========

     Other operating revenue now represents 35% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During 1994 this ratio was 2.43% compared to 2.66% in 1993 and 2.46% in 1992. These figures place Firstar sixth among the 30 banking organizations with total assets of $10 billion to $25 billion.

     Trust and investment management fees are the single largest source of fee revenue, contributing $117.9 million, over one-third of other operating revenue. This level represents a 7.0% growth in revenue in 1994 which in turn followed a 14.9% rise in the previous year. The development and addition of new business was a factor in both years. Additionally, the reduction in the market value of assets resulting from general market conditions, restricted the growth in revenue during 1994. Expanded services are being offered through Firstar's banking network. Additional marketing efforts are also being directed to institutional investors beyond the Midwest. The introduction of fifteen proprietary mutual funds and the serving as custodian/transfer agent for 175 publicly registered mutual funds have enhanced trust revenues. Trust assets under management increased by 1.9% during 1994 to $15.1 billion at the end of the year. Additional assets held in custody accounts were $38.5 billion.

     Revenue from service charges on deposit accounts declined by 2.3% in 1994, to a level of $72.4 million. This reduction was primarily due to higher rate credits given to business customers for services, thus reducing the level of cash payments necessary. The opposite trend was evident in 1993, where the lower rate environment generated increased cash payments for services and increased service charge revenue by 11.7%.

     Credit card service revenues are the third largest source of fee revenue totaling $55.8 million during 1994, which was a 4.6% increase over 1993. This follows a 2.8% increase the previous year. The introduction of new credit card products and growth in merchant fee activity have aided in the revenue growth of the past two years. Firstar services 570,000 active card holders, has 33,300 merchant accounts and provides credit card programs to more than 750 financial institutions. This customer base, which covers the Upper Midwest and includes Wisconsin, Iowa, Illinois, Minnesota, Upper Michigan, Nebraska and the Dakotas, provides a market for the sale and expansion of other financial products.

     Data processing fee income declined 5.5% in 1994 and 11.5% in 1993. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues. Intense price competition has also occurred due to the shrinking market for sales and has affected revenue levels through pricing changes and some loss of customers.

     Revenue from mortgage banking activities has fluctuated dramatically during the last three years as a result of the refinancing boom which peaked in 1993. Revenue from mortgage originations reached $19.0 million in 1993, an increase of $11.4 million over 1992 and then declined by $12.0 million during 1994. Mortgage origination volume was $1.5 billion in 1993 and declined by one third to $1.0 billion in 1994. Mortgage loan servicing revenue has shown continued increases during this period, increasing 50% in 1993 and 13% in 1994. Mortgage loans serviced for others were $2.5 billion at the end of 1994, a 25% increase from a year earlier. Firstar has expanded its mortgage banking activities through coordinated marketing efforts within Firstar's banking network.

     The past two years saw continued growth in insurance activity, with a 11.7% increase in 1994 to $11.6 million, compared with a 23.3% increase during 1993. This line of business generates revenue from the sale of annuities and insurance products and represents an important element in Firstar's strategy to continually expand fee revenue.

     Brokerage revenue declined by 20.3% during 1994 to $6.9 million, as a result of the generally unfavorable market conditions. This followed a very strong growth in the prior two years.

     The remaining sources of other operating revenue, excluding securities transactions and other nonrecurring revenue, derive from a wide range of services and collectively increased by 4.1% in 1994 and 3.0% in 1993.

OTHER OPERATING EXPENSES

     Total operating expenses increased 2.9% to $604.9 million in 1994 compared with an increase of 5.4% in 1993. Excluding the impact of a check kiting fraud, operating expenses declined by just under 1% during 1994. Information on the components of other operating expense is shown in Table 4.

                                    TABLE 4
                      ANALYSIS OF OTHER OPERATING EXPENSE

                                                             YEARS ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                             --------    --------    --------    --------    --------
                                                              (thousands of dollars)
Salaries..................................   $265,731    $257,405    $237,997    $221,780    $205,082
Employee benefits.........................     60,175      59,443      49,610      44,977      40,489
                                             --------    --------    --------    --------    --------
  Total personnel expense.................    325,906     316,848     287,607     266,757     245,571
Equipment expense.........................     49,251      48,139      48,720      42,483      39,774
Net occupancy expense.....................     45,914      48,731      44,408      42,252      35,708
F.D.I.C. insurance........................     23,789      23,670      22,488      19,325      10,360
Business development......................     23,503      24,063      23,055      20,883      16,960
Stationery and supplies...................     16,456      19,060      18,123      16,767      15,591
Information processing expense............     16,233      14,996      14,544      14,836      14,048
Professional fees.........................     14,958      15,336      14,040      14,688      15,431
Delivery..................................     14,585      15,452      15,840      15,149      13,141
Amortization of intangibles...............      8,318      12,717      15,520       8,676       9,006
Employee education/recruiting.............      7,553       7,730       5,982       4,258       4,224
Commissions and service fees..............      5,387       4,631       6,264       4,330       4,021
Wire communication........................      5,246       4,586       4,411       4,250       4,246
Federal Reserve processing fees...........      4,478       5,033       5,370       4,992       5,210
Credit card assessment fees...............      4,209       3,851       3,475       3,133       2,739
Processing and other losses...............      3,550       3,972       3,314       3,222       2,713
Published information.....................      2,053       2,051       2,216       2,099       2,253
Insurance.................................      1,175       1,240       1,211       1,510       1,867
Net other real estate (income) expense....     (1,489)      2,056       4,303      10,537       9,837
Check kiting loss.........................     22,000
Other.....................................     11,850      13,582      16,675      15,389      12,100
                                             --------    --------    --------    --------    --------
  Total nonpersonnel expense..............    279,019     270,896     269,959     248,779     219,229
                                             --------    --------    --------    --------    --------
  Total other operating expense...........   $604,925    $587,744    $557,566    $515,536    $464,800
                                             ========    ========    ========    ========    ========

     Personnel costs, which include salaries and fringe benefits, are the largest component of operating expenses, representing more than one-half of operating costs. This expense rose by 2.9% in 1994 compared with 10.2% in 1993. Salaries rose by 3.2% in 1994 and 8.2% in 1993. The salary increase during 1994 was limited to the effect of merit increases. Full-time equivalent employees remained, for the most part, level during the year. One-half of the 1993 increase in salaries was attributed to bank acquisitions.

     Employee benefit costs rose by only 1.2% in 1994 after increasing 19.8% in 1993. Firstar adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" in 1993. The statement requires employers to recognize postretirement benefits on an accrual basis over employee service periods, as contrasted to the expensed-as-incurred method of accounting. Excluding the impact of Statement No. 106, which increased costs by $7.0 million, employee benefit costs rose by 5.7% during 1993.

     Equipment expense increased by 2.3% in 1994 compared to a decline of 1.2% in 1993. Firstar continues to invest in upgraded data processing equipment, ensuring that its data processing capabilities are up-to-date in order to provide quality service in a cost effective manner.

     Net occupancy expense declined by 5.8% in 1994 reflecting the impact of a partial acceleration of a deferred gain on a building sale of $2.1 million in 1994. Also affecting comparison between years was the costs associated with office closings of $2.2 million in 1993 and $1.5 million in 1992.

     FDIC insurance is an uncontrollable cost, with the premium established by the federal regulatory agency. The FDIC sets varying premium amounts based upon capitalization levels and soundness criteria. Firstar's capital strength has permitted payments at the lowest rate levels. The FDIC is currently considering reducing the premium levels which could result in a significant reduction in Firstar's cost of FDIC insurance.

     The amortization of intangibles includes amounts associated with goodwill, core deposit intangibles and purchased mortgage loan servicing rights. During 1993 and 1992, additional amortization of mortgage servicing rights was taken due to the high volume of the underlying mortgage loans which were refinanced. Expense associated with the amortization of mortgage servicing rights was $.7 million in 1994, $5.2 million in 1993 and $8.3 million in 1992. This expense fluctuates with changing interest rates and loan prepayment trends. The remaining unamortized mortgage loan servicing rights were $4.7 million at the end of 1994.

     Net other real estate operations produced income of $1.5 million in 1994 as a result of gains realized on the sale of properties. This contrasts to net expenses of $2.1 million in 1993 and $4.3 million in 1992. The current low level of other real estate held should continue to be reflected in reduced expenses.

     The $22 million check kiting loss was recorded in the second quarter of 1994 when it was discovered that two affiliated commercial customers were involved in a series of fraudulent check transactions. The customers are in bankruptcy proceedings and although Firstar is pursuing its legal rights, there is no assurance of any recovery.

     All other expenses include a wide range of items and were decreased by 3.2% in 1994 and increased by less than 1% in 1993.

     A measure of the success in managing operating expense is expressed in the ratio of expense to revenue and is referred to as the efficiency ratio. The objective is to reduce this ratio through revenue growth, cost control or a combination of both. Excluding the check kiting loss, this ratio was 60.6% in 1994, 62.6% in 1993 and 64.0% in 1992 and placed Firstar above the median level of its peer companies. Firstar continues to seek ways to improve its efficiency with a goal of operating at a 60% level in 1995.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses is used to cover actual loan losses and to adjust the size of the reserve relative to the amount and quality of loans. In determining the adequacy of the reserve, management considers the financial strength of borrowers, loan collateral, current and anticipated economic conditions and other factors. The 1994 provision for loan losses was $17.1 million, compared with $24.6 million in 1993 and $44.8 million in 1992. The reduced level of nonperforming assets and lower net charge-offs have permitted Firstar to reduce its provision for loan losses.

INCOME TAXES

     Income tax expense was $103.0 million in 1994, compared to $93.7 million in 1993 and $71.5 million in 1992. The effective tax rate was 33.1% in 1994, 31.4% in 1993 and 30.1% in 1992. The effective tax rate rose in 1994 as compared to 1993 due to a reduction in tax-exempt municipal interest income, an increase in state tax expense and the benefit of the adoption of Statement No. 109 in 1993. The effective tax rate rose in 1993 compared to 1992 due to a 1% increase in the federal corporate tax rate.

BALANCE SHEET ANALYSIS

     Changes in the balance sheet of a financial institution reflect both the forces of the marketplace and the company's response to these conditions. Firstar's strategy in managing balance sheet growth is based upon the goals of enhancing soundness and providing a broad range of services for customers.

     Total assets at the end of 1994 reached $15.1 billion, an increase of $1.3 billion or 9.5% over a year earlier. Approximately one third of this increase was attributable to a bank acquisition. Average total assets for 1994 were $13.8 billion, an increase of 7.3% over 1993.

     Table 5 shows the geographic distribution of Firstar's banking assets. Firstar has expanded beyond its Wisconsin base through select acquisitions. Assets outside of Wisconsin now represent 34% of consolidated assets. Firstar's acquisition activity will focus on attractive markets in the upper Midwest that will complement the existing Firstar banking network. The combination of internal growth and acquisitions provides new opportunities to build and diversify Firstar's earnings within an economically stable region.

                                    TABLE 5

                           SUBSIDIARY AVERAGE ASSETS

                                                 1994                    1993                    1992
                                         --------------------    --------------------    --------------------
                                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                         ---------    -------    ---------    -------    ---------    -------
                                                                (millions of dollars)
Bank groups:
  Wisconsin--lead bank................   $ 5,164.1      37.4%    $ 4,900.0      38.1%    $ 4,500.0      37.0%
  Wisconsin banks.....................     3,637.6      26.4       3,227.0      25.1       3,122.0      25.6
  Iowa banks..........................     2,537.6      18.4       2,470.4      19.2       2,525.9      20.8
  Minnesota bank......................     1,135.7       8.2       1,057.5       8.2       1,016.9       8.4
  Illinois bank.......................       909.7       6.6         880.3       6.9         734.3       6.0
  Arizona bank........................        93.4        .7          86.6        .7          78.1        .6
                                         ---------    -------    ---------    -------    ---------    -------
     Subtotal.........................    13,478.1      97.7      12,621.8      98.2      11,977.2      98.4
Trust and investment management
  subsidiaries........................       100.3        .7          80.3        .6          71.1        .6
Parent/other subsidiaries.............       218.4       1.6         155.1       1.2         121.5       1.0
                                         ---------    -------    ---------    -------    ---------    -------
     Total............................   $13,796.8     100.0%    $12,857.2     100.0%    $12,169.8     100.0%
                                          ========     =====      ========     =====      ========     =====

- ------------
Assets have been adjusted for intercompany amounts.

     Significant acquisition activity occurred during 1994. Firstar announced three merger agreements in the third quarter of the year which will add to its existing franchises.

     The merger with First Colonial Bankshares Corporation, a $1.8 billion bank holding company with 30 offices in the Chicago area was announced in July. The transaction was completed on January 31, 1995, and, along with its existing Illinois locations, gives Firstar a $3 billion banking franchise with 45 offices in the Chicago area market.

     In August, a second major acquisition was announced. This, with Investors Bank Corp., a $1.1 billion thrift with 12 offices and a large mortgage banking business in the Minneapolis/St. Paul market, will double both the size of Firstar's Minnesota banking operations and corporate wide mortgage banking business. This transaction should be completed in the second quarter of 1995.

     A third pending acquisition will add $80 million of assets to Firstar Bank Davenport through the acquisition of First Moline Financial Corp. of Moline, Illinois. Also, the previously announced acquisition of First Southeast Banking Corporation was completed in the fourth quarter of 1994, adding over $400 million of assets to Firstar's southeast Wisconsin banking franchise.

LOANS AND INVESTMENTS

     Earning assets, shown in Table 6, averaged $12.4 billion, an increase of $988 million, or 8.6% over 1993. Loans, the largest category of earning assets, represented 74.4% of earning assets as compared with 72.7% in 1993. On average, loans totaled $9.3 billion, an increase of $928 million or 11.1% over 1993. Excluding the impact of loans added through bank acquisitions, average loans grew by 10.0%. This followed a 5.1% increase in average loans in 1993. This growth was especially strong in the Wisconsin (excluding the lead bank) and Minnesota markets which recorded loan growth in excess of 18%. The Iowa banks and the lead bank located in Milwaukee showed loan growth in the 7-8% range. Firstar expects this trend of increased loan demand to continue into 1995.

                                    TABLE 6
                             AVERAGE EARNING ASSETS

                                              1994                     1993                     1992
                                      --------------------     --------------------     --------------------
                                       AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                      ---------    -------     ---------    -------     ---------    -------
                                                              (millions of dollars)
Commercial and industrial..........   $ 2,554.0      20.5%     $ 2,287.4      20.0%     $ 2,003.7      18.5%
Real estate........................     2,086.3      16.8        1,860.7      16.2        1,711.7      15.8
Foreign............................        29.1        .2           21.9        .2           19.6        .2
Other..............................       850.2       6.8          766.6       6.7          784.8       7.2
                                      ---------    -------     ---------    -------     ---------    -------
     Commercial loans..............     5,519.6      44.3        4,936.6      43.1        4,519.8      41.7
Credit card........................       508.6       4.1          500.9       4.4          520.6       4.8
Real estate--mortgage..............     1,396.5      11.2        1,291.1      11.3        1,197.1      11.0
Home equity........................       471.0       3.8          416.5       3.6          325.2       3.0
Other..............................     1,365.7      11.0        1,187.9      10.3        1,072.3       9.9
                                      ---------    -------     ---------    -------     ---------    -------
     Consumer loans................     3,741.8      30.1        3,396.4      29.6        3,115.2      28.7
                                      ---------    -------     ---------    -------     ---------    -------
     Total loans...................     9,261.4      74.4        8,333.0      72.7        7,635.0      70.4
Securities held to maturity........     2,949.1      23.7        2,929.0      25.6        2,845.0      26.2
Securities available for sale......        11.0        .1
Trading securities.................        22.1        .2           17.3        .1           15.5        .2
Interest-bearing deposits with
  banks............................         4.9                     33.0        .3           67.9        .6
Federal funds sold and resale
  agreements.......................       200.1       1.6          147.8       1.3          277.1       2.6
                                      ---------    -------     ---------    -------     ---------    -------
     Total.........................   $12,448.6     100.0%     $11,460.1     100.0%     $10,840.5     100.0%
                                       ========     =====       ========     =====       ========     =====

     Commercial loans, which account for 60% of the loan portfolio, increased by $583 million, or 11.8% on average, to $5.5 billion during 1994. Excluding bank acquisitions which occurred during the past two years, commercial loans have increased by 10.4%. This follows the 7.0% growth achieved in 1993.

     Consumer loans averaged $3.7 billion, an increase of $345 million or 10.2% over 1993. Excluding the affect of acquisitions, consumer loans rose by 9.3%. Increased levels of mortgage loans and installment debt aided in this growth. The lower interest rates available in 1993 and early 1994 prompted increased consumer debt assumption. Credit card balances reversed the previous downward trend in 1994, increasing by 1.5% in 1994. Firstar's new cards offering variable rates and rebates have been well accepted and should result in continued loan growth.

     Firstar securitized $290 million of residential mortgage loans at the end of 1994. These loans, now carrying a U.S. agency guarantee, are included in securities held to maturity. This action gives Firstar increased liquidity through the ability to borrow funds using repurchase agreements collateralized by the securitized loans.

     Total securities, including both held to maturity and available for sale securities, represent 24% of earning assets. They averaged $3.0 billion during 1994, an increase of $31 million, or 1.1% over 1993. Tables 7 and 8 show the maturity range and changing mix of the investment portfolio. The average maturity of the portfolio was 3.3 years as of the end of 1994.

                                    TABLE 7
                 MATURITY RANGE AND AVERAGE YIELD OF SECURITIES

                             DUE WITHIN                              FIVE TO TEN                               TOTAL
                              ONE YEAR        ONE TO FIVE YEARS         YEARS         AFTER TEN YEARS    DECEMBER 31, 1994
                           ---------------    -----------------    ---------------    ---------------    -----------------
                            AMOUNT    RATE      AMOUNT     RATE     AMOUNT    RATE     AMOUNT    RATE      AMOUNT     RATE
                           --------   ----    ----------   ----    --------   ----    --------   ----    ----------   ----
                                                               (thousands of dollars)
Securities held to
  maturity:
U.S. Treasury and federal
  agencies...............  $212,217   7.24%   $1,102,784   5.15%   $142,707   7.51%   $              %   $1,457,708   5.69%
Mortgage backed
  obligations of federal
  agencies...............   107,295   7.68       330,871   7.56     230,827   7.49     169,172   7.06       838,165   7.42
State and political
  subdivisions...........   191,022   7.37       443,953   7.48     234,586   7.99      22,319   9.10       891,880   7.63
Corporate debt...........    37,706   6.61        14,632   7.11       2,275   7.18         687   7.85        55,300   6.80
Other....................    63,452   3.95                                                                   63,452   3.95
                           --------           ----------           --------           --------           ----------
    Subtotal.............  $611,692   6.98    $1,892,240   6.13    $610,395   7.69    $192,178   7.30    $3,306,505   6.65
                           =========          ==========           =========          =========
Equity securities........                                                                                    33,406   7.59
                                                                                                         ----------
    Total................                                                                                $3,339,911   6.66
                                                                                                         ==========
Securities available for
  sale:
U.S. Treasury and federal
  agencies...............  $              %   $    7,797   6.78%   $ 30,089   7.44%   $              %   $   37,886   7.30%
Mortgage backed
  obligations of federal
  agencies...............     1,143   5.02         6,799   5.75         850   5.64       1,988   5.21        10,780   5.55
State and political
  subdivisions...........       563   5.63         1,582   6.37         497   6.95                            2,642   6.32
                           --------           ----------           --------           --------           ----------
    Total................  $  1,706   5.22    $   16,178   6.31    $ 31,436   7.38    $  1,988   5.21    $   51,308   6.89
                           =========          ==========           =========          =========          ==========

- ------------
Rates are calculated on a taxable-equivalent basis using a tax rate of 35%. The maturity information on mortgage-backed obligations is based on anticipated payments.

                                    TABLE 8
                                   SECURITIES

                                                                         DECEMBER 31
                                              ------------------------------------------------------------------
                                                 1994          1993          1992          1991          1990
                                              ----------    ----------    ----------    ----------    ----------
                                                                    (thousands of dollars)
Securities held to maturity:
U.S. Treasury and federal agencies.........   $1,457,708    $1,410,917    $1,131,715    $1,183,770    $1,247,864
Mortgage backed obligations of federal
  agencies.................................      838,165       332,737       385,215       410,826       395,186
State and political subdivisions...........      891,880       905,396       952,377       885,349       779,290
Corporate debt.............................       55,300        70,494       244,821       287,326       195,171
Equity securities..........................       33,406        13,745        13,713        10,968        10,224
Other......................................       63,452       101,016       136,174        92,019        13,968
                                              ----------    ----------    ----------    ----------    ----------
    Total..................................   $3,339,911    $2,834,305    $2,864,015    $2,870,258    $2,641,703
                                              ==========    ==========    ==========    ==========    ==========
Securities available for sale:
U.S. Treasury and federal agencies.........   $   37,886
Mortgage backed obligations of federal
  agencies.................................       10,780
State and political subdivisions...........        2,642
                                              ----------
    Total..................................   $   51,308
                                              ==========

     Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, averaged $227 million in 1994, an increase of $29 million, or 14.6%, from a year earlier.

FUND SOURCES

     Average fund sources, consisting of deposits and borrowed funds, increased by $838 million, or 7.3%, to $12.3 billion in 1994. Total deposits averaged $10.7 billion, an increase of $142 million, or 1.3%. Bank acquisitions accounted for most of this increase in average deposits. Table 9 shows the composition of Firstar's fund sources.

                                    TABLE 9

                              AVERAGE FUND SOURCES

                                                 1994                    1993                    1992
                                         --------------------    --------------------    --------------------
                                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                         ---------    -------    ---------    -------    ---------    -------
                                                                (millions of dollars)
Transaction accounts..................   $ 3,946.1      32.0%    $ 3,949.9      34.4%    $ 3,604.1      32.9%
Savings passbook......................     1,542.0      12.5       1,490.2      13.0       1,239.4      11.3
Money market accounts.................     1,580.9      12.8       1,555.5      13.5       1,538.3      14.1
Certificates of deposit...............     3,155.8      25.6       3,207.4      27.9       3,366.9      30.7
                                         ---------    -------    ---------    -------    ---------    -------
  Total core deposits.................    10,224.8      82.9      10,203.0      88.8       9,748.7      89.0
Other time deposits...................       449.6       3.7         329.7       2.9         367.8       3.3
                                         ---------    -------    ---------    -------    ---------    -------
  Total deposits......................    10,674.4      86.6      10,532.7      91.7      10,116.5      92.3
Short-term borrowed funds.............     1,526.0      12.4         822.6       7.2         692.9       6.3
Long-term debt........................       126.2       1.0         133.1       1.1         146.7       1.4
                                         ---------    -------    ---------    -------    ---------    -------
  Total...............................   $12,326.6     100.0%    $11,488.4     100.0%    $10,956.1     100.0%
                                          ========     =====      ========     =====      ========     =====

     Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits averaged $10.2 billion in 1994, essentially level with 1993. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth. Increased emphasis will be placed on generating more core deposits in 1995 through competitive pricing of deposit products.

     More reliance was placed on purchased fund sources during 1994 to support the growth in loan balances. Other time deposits, primarily certificates of deposit over $100,000, increased $120 million, to $450 million on average. Short-term borrowed funds were increased by $703 million to an average level of $1.5 billion.

CREDIT RISK MANAGEMENT

     Since the mid-1980's, credit management has been refined through procedural and personnel changes. Emphasis on credit quality standards and diversification of risk have been key strategies. The benefits of this program are seen in the significant reductions in nonperforming assets and overall credit quality achieved during the past several years. During this period nonperforming assets as a percentage of loans and other real estate have declined from 1.87% in 1990 to .58% at the end of 1994. Put in perspective of Firstar's peer group of banks, this placed Firstar ninth within the group for asset quality.

     Nonperforming assets consist of loans that are not accruing interest, loans with renegotiated credit terms and collateral acquired in settlement of nonperforming loans. The composition of these assets is shown in Table 10. These nonperforming assets totaled $56.8 million at December 31, 1994 and represented .58% of Firstar's $9.8 billion of loans and other real estate. This is a $8.1 million, or 12.4%, reduction from a year earlier.

                                    TABLE 10

                    NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                     DECEMBER 31
                                                -----------------------------------------------------
                                                 1994       1993       1992        1991        1990
                                                -------    -------    -------    --------    --------
                                                               (thousands of dollars)
Nonaccrual loans:
  Commercial.................................   $24,539    $21,243    $24,640    $ 30,548    $ 35,531
  Commercial--real estate....................    18,876     25,477     21,750      26,673      45,718
  Consumer...................................     5,307      6,417      7,997       7,190       7,130
                                                -------    -------    -------    --------    --------
     Total nonaccrual loans..................    48,722     53,137     54,387      64,411      88,379
Renegotiated loans:
  Commercial.................................        71        823      1,899       2,821       1,769
  Commercial--real estate....................       574        690        542       1,418       4,039
                                                -------    -------    -------    --------    --------
     Total renegotiated loans................       645      1,513      2,441       4,239       5,808
Other real estate*...........................     7,423     10,215     31,978      39,880      43,963
                                                -------    -------    -------    --------    --------
     Total nonperforming assets..............   $56,790    $64,865    $88,806    $108,530    $138,150
                                                =======    =======    =======    ========    ========
Nonperforming assets as a percentage of:
  Loans and other real estate................       .58%       .72%      1.09%       1.43%       1.87%
  Total assets...............................       .38        .47        .67         .88        1.15
Loans past due 90 days:
  Commercial.................................   $ 7,122    $ 5,521    $ 5,020    $  5,621    $  8,376
  Commercial--real estate....................     2,859      3,934      3,248       9,016       3,518
  Consumer...................................    14,152     12,348     12,359      13,591      12,524
                                                -------    -------    -------    --------    --------
     Total loans past due 90 days............   $24,133    $21,803    $20,627    $ 28,228    $ 24,418
                                                =======    =======    =======    ========    ========

- ------------
* Nonperforming loans which were included in other real estate under "in substance foreclosure" accounting rules were $10.5 million, $10.5 million, and $5.0 million at December 31, 1992, 1991, and 1990, respectively. Such "in substance foreclosed" loans were reclassified to loans in 1993.

     Commercial real estate related nonperforming assets totaled $26.9 million at the end of 1994, a reduction of 26% from a year earlier. These nonperforming assets represented 1.17% of their respective loan category. Firstar experienced an increase in real estate related nonperforming assets several years ago, although to a much lesser extent than many other financial institutions. These assets reached a high of $93.7 million at the end of 1990. As can be seen, significant progress has been made in reducing this category of nonperforming assets.

     The remaining commercial loan portfolio had a nonperforming asset ratio of .67% compared to .66% a year earlier. This is reflective of the overall consistent financial strength of Firstar's commercial borrowers.

     Nonperforming consumer loans have also declined from previously higher levels. At year-end 1994, they represented a very minimal .14% of outstandings.

     While further reductions of nonperforming assets are not likely, the attainment of this low level is an indication of Firstar's overall high asset quality.

     Loans ninety days or more past due on December 31, 1994, totaled $24.1 million, compared with $21.8 million a year earlier. These loans are on a full accrual basis and are judged by management to be collectible in full. In addition, Firstar had $22 million of loans at December 31, 1994, on which interest is accruing, but, because of existing economic conditions or circumstances of the borrower, doubt exists as to the ability of the borrower to comply with the present loan terms. While these loans are identified as requiring additional monitoring, they do not necessarily represent future nonperforming assets.

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

     Commercial real estate lending includes construction loans, income property loans and other commercial loans where real estate is involved as collateral. Midwestern real estate did not experience the rapid price appreciation that occurred in other areas, spurring over-investment in development projects and subsequent collapse of demand. Consequently, the earlier recessionary economy has not put as much pressure on some of Firstar's borrowers. Policy limits control this type of lending. Approximately sixty percent of these loans represent owner-occupied commercial properties. The remaining portion involves loans to developers and investors. The average loan size in the developer portion of the portfolio was $250,000 and reflects the regional focus and customer diversification of the portfolio.

     The reserve for loan losses is reviewed and adjusted quarterly, subject to evaluation of economic conditions and expectations, historical experience and the risk rating of individual loans. Table 11 shows the activity affecting the reserve for loan losses for the last five years. The reserve totaled $172.6 million at the end of 1994, compared with $174.9 million a year earlier.

     Total net charge-offs of $22.9 million represented .25% of average loans during 1994, the same level as experienced in 1993.

     As a regional financial institution, Firstar lends to a diversified group of Midwestern borrowers and, to a much lesser degree, to national companies with Midwest operations. Net charge-offs in this commercial segment of the portfolio were $10.8 million, or .32% of average loans. This compares with $6.1 million of net charge-offs in 1993, representing .20% of loans. This charge-off level, while up from the prior year, remains lower than earlier years.

     Commercial real estate loans experienced a net recovery of prior years' charge-offs in 1994 of $732,000. This compares with nominal net charge-offs of .03% in 1993. These charge-off levels are unusually low and Firstar would expect that commercial real estate charge-offs will in the long run approximate the overall charge-off rate of the other commercial lending areas.

                                    TABLE 11

                            RESERVE FOR LOAN LOSSES

                                               1994        1993        1992        1991        1990
                                             --------    --------    --------    --------    --------
                                                              (thousands of dollars)
Balance at beginning of year..............   $174,873    $168,482    $150,628    $134,222    $116,177
Loan charge-offs:
  Commercial..............................     16,868      12,142      18,565      15,110      16,346
  Commercial--real estate.................      2,009       3,050       6,135       4,227      12,614
  Consumer................................      7,758       6,399       7,049       9,754       7,941
  Consumer--real estate...................        422         915       1,534       1,187         662
  Credit card.............................     14,212      14,989      17,779      19,172      12,078
  Foreign.................................        219
                                             --------    --------    --------    --------    --------
     Total charge-offs....................     41,488      37,495      51,062      49,450      49,641
Loan recoveries:
  Commercial..............................      6,056       6,084       6,789       5,160       6,627
  Commercial--real estate.................      2,741       2,448       3,439         845       1,482
  Consumer................................      4,048       3,359       3,383       2,557       2,276
  Consumer--real estate...................        549         232         368         350         115
  Credit card.............................      4,376       4,113       3,555       2,760       2,665
  Foreign.................................        809         604         428       3,479       3,204
                                             --------    --------    --------    --------    --------
     Total recoveries.....................     18,579      16,840      17,962      15,151      16,369
                                             --------    --------    --------    --------    --------
Net loan charge-offs......................     22,909      20,655      33,100      34,299      33,272
Provision for loan losses.................     17,139      24,567      44,821      50,276      49,161
Reserves of acquired banks................      3,503       2,479       6,133         429       2,156
                                             --------    --------    --------    --------    --------
     Total balance at end of year.........   $172,606    $174,873    $168,482    $150,628    $134,222
                                             ========    ========    ========    ========    ========
Reserve to year-end loans.................       1.76%       1.95%       2.08%       2.00%       1.83%
Net charge-offs to average loans:
  Commercial..............................        .32%        .20%        .42%        .35%        .35%
  Commercial--real estate.................       (.04)        .03         .16         .22         .78
  Foreign.................................      (2.03)      (2.76)      (2.18)     (14.36)     (12.29)
     Total commercial loans...............        .17         .12         .31         .22         .42
  Consumer................................        .27         .26         .34         .57         .47
  Consumer--real estate...................       (.01)        .04         .08         .08         .06
  Credit card.............................       1.93        2.17        2.73        2.90        1.73
     Total consumer loans.................        .36         .43         .61         .84         .57
     Total loans..........................        .25         .25         .43         .47         .48

     Consumer lending includes loans to individuals in communities served by Firstar's banks. These loans include both open-ended credit arrangements subject to an overall limit per customer, such as credit card and home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages. Consumer net charge-offs were $13.4 million in 1994, compared with $14.6 million in 1993 and $19.1 million in 1992. The net charge-offs of .36% in 1994 compares with .43% and .61% in 1993 and 1992, respectively. Credit card net charge-offs have declined from 2.90% in 1991 to 1.93% during 1994 reflecting both lower charge-offs and higher recovery rates. This progressive reduction in consumer charge-off levels reinforces the conclusion about the economic strength of Firstar's marketplace. Consumer charge-offs are expected to remain at or near this level.

                                    TABLE 12

                              COMPOSITION OF LOANS

                                                                 DECEMBER 31
                                      ------------------------------------------------------------------
                                         1994          1993          1992          1991          1990
                                      ----------    ----------    ----------    ----------    ----------
                                                            (thousands of dollars)
Commercial and industrial..........   $2,753,251    $2,470,454    $2,086,146    $1,987,897    $2,054,802
Real estate--construction..........      272,266       209,181       236,794       278,971       256,506
Real estate--mortgage..............    2,014,262     1,739,608     1,564,001     1,336,556     1,234,978
Foreign............................       32,395        31,269        20,546        22,077        21,885
Other..............................      905,795       855,249       895,667       930,675       857,459
                                      ----------    ----------    ----------    ----------    ----------
  Commercial loans.................    5,977,969     5,305,761     4,803,154     4,556,176     4,425,630
Credit card........................      573,157       546,051       532,787       581,863       606,276
Real estate--mortgage..............    1,360,088     1,363,671     1,318,179     1,067,716     1,021,554
Home equity........................      522,201       445,135       375,427       289,386             *
Other..............................    1,394,612     1,323,200     1,081,944     1,049,519     1,292,653
                                      ----------    ----------    ----------    ----------    ----------
  Consumer loans...................    3,850,058     3,678,057     3,308,337     2,988,484     2,920,483
                                      ----------    ----------    ----------    ----------    ----------
  Total loans......................   $9,828,027    $8,983,818    $8,111,491    $7,544,660    $7,346,113
                                      ==========    ==========    ==========    ==========    ==========

- ------------
* Comparable data not available

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

     The scheduled maturity of loans can provide a source of asset liquidity. Table 13 shows the range of loan maturities as of December 31, 1994. Short-term investments, such as federal funds, repurchase agreements and interest-bearing deposits, are another source of liquidity. These investments stood at $376 million at the end of 1994. The securities portfolio provides liquidity through scheduled maturities, as shown in Table 7, and the ability to use these securities in borrowing transactions. Additionally, those securities designated as available for sale were $51 million at the end of 1994 and can be sold to meet liquidity needs.

                                    TABLE 13

                         MATURITY DISTRIBUTION OF LOANS

                                                                                               TOTAL
                                                 DUE WITHIN    ONE TO FIVE    AFTER FIVE    DECEMBER 31,
                                                  ONE YEAR        YEARS         YEARS           1994
                                                 ----------    -----------    ----------    ------------
                                                                 (thousands of dollars)
Commercial....................................   $2,668,476    $ 2,460,123    $  849,370     $5,977,969
Consumer......................................      992,502      2,286,867       570,689      3,850,058
                                                 ----------    -----------    ----------    ------------
  Total.......................................   $3,660,978    $ 4,746,990    $1,420,059     $9,828,027
                                                  =========      =========     =========     ==========

- ------------
The maturity is based upon contractual terms and Firstar may however extend the maturity at prevailing rates and terms in the normal course of business.

Of the above loans due after one year, $4,147,088,000 have predetermined interest rates and $2,019,961,000 have floating or adjustable interest rates.

                                    TABLE 14

                        MATURITY RANGE OF TIME DEPOSITS

                                                                                                      TOTAL
                                        DUE WITHIN     THREE TO       SIX TO           AFTER       DECEMBER 31,
                                       THREE MONTHS   SIX MONTHS   TWELVE MONTHS   TWELVE MONTHS       1994
                                       ------------   ----------   -------------   -------------   ------------
                                                                (thousands of dollars)
Certificates of deposit of $100,000
  or more............................    $342,763      $ 94,151       $95,945        $ 116,114       $648,973
Other time deposits of $100,000 or
  more...............................       6,924         3,563         3,399            9,235         23,121
                                       ----------     ---------     ---------      -----------     ----------
  Total..............................    $349,687      $ 97,714       $99,344        $ 125,349       $672,094
                                       ==========     =========     =========      ===========     ==========

     The requirement of liquidity is diminished by the predominance of core deposits, which account for 83% of Firstar's fund sources. Stable core deposits do not require significant amounts of liquidity to meet the net withdrawal demands of customers on a short or intermediate term basis. Other sources of liquidity are short-term borrowed funds and time deposits which totaled $2.7 billion at the end of 1994. Firstar's ability to refinance maturing amounts and, when necessary, increase this funding base is a significant factor in its liquidity management.

     The absolute level and volatility of interest rates can have a significant impact on earnings. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates. Firstar uses computer simulation modeling as its primary method of quantifying and evaluating interest rate risk. Simulation modeling is performed at least quarterly and is used to quantify the impact on net interest revenue of various assumptions about interest rate and balance sheet changes and the use of off-balance sheet derivatives and financial instruments. The use of simulation modeling also enables Firstar to develop and test alternative asset and liability management strategies. Interest rate risk and the results of the simulation modeling is reviewed quarterly by bank, regional and corporate committees who assess the interest rate risk position and approve corresponding strategies. The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and manage interest rate risk to produce an acceptable level of net interest revenue. Firstar's guideline is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. In the most recent simulation, which excludes pending acquisitions, net interest revenue was forecast for 1995 under four interest rate scenarios. First, if current rates continued unchanged at the fourth quarter 1994 level with a prime rate of 8.50%, and then under most likely, high and low interest rate scenarios in which the prime rate changes to 9.25%, 10.50% and 7.00% respectively, by the fourth quarter of 1995.

     Compared to 1994 net interest revenue in 1995 would increase by $21 million if rates in the fourth quarter of 1994 remained unchanged throughout 1995. Under the most likely and low scenarios, net interest revenue in 1995 would increase by $9 million and $22 million, respectively, compared to 1994. Under the high scenario, net interest revenue would decline by $9 million compared to 1994.

     The simulation model is supplemented with a tool used in the banking industry for measurement of interest rate risk known as the gap analysis. This measures the difference between assets and liabilities repricing or maturing within specified time periods. The gap analysis does however, have some limitations such as not reflecting the magnitude which assets or liabilities may reprice within a given interest rate scenario. A positive gap indicates that there are more rate sensitive assets than rate sensitive liabilities repricing within a given time frame. A positive gap would generally imply a favorable impact on net income in periods of rising rates. Conversely, a negative gap indicates a liability sensitive position. Table 15 shows Firstar's interest sensitivity under a traditional gap approach.

     While Firstar believes the above assumptions for the gap analysis and simulations are reasonable, actual interest rates and other factors could be significantly different from those assumed. Such differences could produce actual results which are different from projected results and the differences could be significant.

                                    TABLE 15

                    ASSET AND LIABILITY INTEREST SENSITIVITY

                                                                                        NON-RATE
                                 1-30      31-90     91-180     181-365     TOTAL      SENSITIVE &
                                 DAYS      DAYS       DAYS       DAYS      ONE YEAR    OVER 1 YEAR     TOTAL
                                ------    -------    -------    -------    --------    -----------    -------
                                                            (millions of dollars)
Loans........................   $3,964    $   525    $   346    $   846    $ 5,681       $ 4,147      $ 9,828
Securities...................       72        125         79        337        613         2,778        3,391
Interest-bearing deposits
  with banks.................        4                                           4                          4
Short-term investments.......      371                                         371                        371
Other assets.................                                                              1,683        1,683
Less: Reserve for loan
  losses.....................                                                               (173)        (173)
                                ------    -------    -------    -------    --------    -----------    -------
     Total assets............    4,411        650        425      1,183      6,669         8,435       15,104
Non-interest-bearing demand
  deposits...................                                                              2,778        2,778
Interest-bearing demand
  accounts...................      200        200                              400         1,075        1,475
Savings passbook.............      150        150                              300         1,209        1,509
Money market accounts........      205                   756        700      1,661                      1,661
Less than one year
  certificates...............      173        187        192        214        766                        766
Other deposits...............      501        245        284        815      1,845         1,200        3,045
Borrowed funds...............    1,731        224        149         38      2,142           135        2,277
Other liabilities............                                                                286          286
Stockholders' equity.........                                                              1,307        1,307
                                ------    -------    -------    -------    --------    -----------    -------
     Total liabilities and
       stockholders'
       equity................    2,960      1,006      1,381      1,767      7,114         7,990       15,104
Interest sensitive gap.......    1,451       (356)      (956)      (584)      (445 )        (445)
  Interest rate swaps........     (110)      (230)        12                  (328 )
  Periodic caps..............     (375)      (555)                            (930 )
                                ------    -------    -------    -------    --------
Adjusted interest sensitive
  gap........................   $  966    $(1,141)   $  (944)   $  (584)   $(1,703 )
                                ======    =======    =======    =======    =======
Cumulative adjusted interest
  sensitive gap..............   $  966    $  (175)   $(1,119)   $(1,703)

     Firstar seeks to manage interest rate risk by adjusting the pricing and levels of assets and liabilities along with the use of off-balance sheet derivative financial instruments. Firstar enters into interest rate swaps and interest rate caps and floors as part of this process. These derivative instruments synthetically alter the repricing characteristics of designated assets and liabilities. Additional information on derivative financial instruments are included in Notes 17 and 18 to the Consolidated Financial Statements.

     Firstar's off-balance sheet financial derivative portfolio has a notional value of $1.7 billion as of December 31, 1994. During 1993 and early 1994, Firstar's simulation modeling indicated a risk to net interest revenue in a falling rate environment. Under this scenario income on variable rate loans would be reduced and not matched by corresponding reductions in the cost of deposits being used to fund these loans. Such deposits, savings passbook, interest bearing transactions and money market accounts were deemed to have already reached their lowest cost point based on competitive considerations. Consequently, Firstar, in 1993 and early 1994, entered into approximately $1.3 billion of new off-balance sheet financial derivative instruments to mitigate this risk. Interest rates have subsequently increased and while Firstar is currently a net payor on the instruments, it is also realizing an increased net yield on the designated hedged assets and liabilities.

     Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk contributed $930 thousand to net interest revenue during 1994 compared with $5.7 million in 1993 and $8.8 million in 1992. Expressed in terms of net interest margin, the financial derivative portfolio had no impact in 1994 compared with .05% in 1993 and .09% in 1992. Using the most likely interest rate scenario, it is expected that derivative financial instruments will result in a reduction of net interest margin of .10% in 1995.

     Capital

     Total stockholders' equity increased 13.0% to $1.31 billion as of December 31, 1994. Stockholders' equity represented 8.65% of total assets at the end of 1994 compared to 8.38% a year earlier.

     Firstar redeemed its adjustable rate preferred stock at the end of 1993 at a price of $103 per share, or $51.5 million. This action removed a higher cost equity component.

     Dividends paid to common stockholders totaled $75.1 million, or $1.16 per share, a 16% increase over 1993. This represented a 36% payout of net income for 1994. It is Firstar's target to maintain a dividend payout level approximately equal to the median of its peer group.

     Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. Capital is measured by two risk-based ratios: Tier I capital and total capital, which includes Tier II capital. The rules require that companies have minimum ratios of 4% and 8% for Tier I and total capital, respectively. As of December 31, 1994, Firstar had Tier I capital of 11.68% and total capital of 13.46%, significantly exceeding regulatory minimum standards. The components of these capital levels are shown in Table 16.

     Additionally, a Tier I leverage ratio is also used by bank regulators as another measure of capital strength. This ratio compares Tier I capital to total reported assets reduced by goodwill. The regulatory minimum level of this ratio is 3%, and it acts as a constraint on the degree to which a company can leverage its equity base. Firstar's Tier I leverage ratio was 8.58% at December 31, 1994.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 provided additional guidelines that considers capital levels and other factors. The guidelines established five supervisory groupings of capital adequacy. Firstar is considered "well capitalized" which is the highest group.

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

                                    TABLE 16

                         CAPITAL COMPONENTS AND RATIOS

                                                                       DECEMBER 31
                                                       -------------------------------------------
                                                          1994             1993            1992
                                                       -----------      ----------      ----------
                                                                 (thousands of dollars)
Risk-based capital:
  Stockholders' equity..............................   $ 1,306,528      $1,155,897      $1,048,388
  Unrealized losses on securities available for
     sale...........................................           988
  Minority interest in subsidiaries.................         2,920           2,214           1,979
  Less goodwill.....................................       (71,392)        (72,602)        (76,992)
                                                       -----------      ----------      ----------
     Total Tier I capital...........................     1,239,044       1,085,509         973,375
  Allowable reserve for loan losses.................       133,121         123,953         114,837
  Allowable long-term debt..........................        56,327          81,486         107,010
                                                       -----------      ----------      ----------
     Total Tier II capital..........................       189,448         205,439         221,847
                                                       -----------      ----------      ----------
     Total capital..................................   $ 1,428,492      $1,290,948      $1,195,222
                                                        ==========       =========       =========
Risk-adjusted assets................................   $10,610,207      $9,792,746      $9,056,307
Tier I capital to risk-adjusted asset...............         11.68%          11.08%          10.75%
Total capital to risk-adjusted assets...............         13.46           13.18           13.20
Tier I leverage ratio...............................          8.58            8.30            7.71

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31              AVERAGE BALANCES
                                              -------------------------   -------------------------
                                                 1994          1993          1994          1993
                                              -----------   -----------   -----------   -----------
                                                             (thousands of dollars)
ASSETS

Cash and due from banks.....................  $   999,926   $ 1,228,957   $   873,275   $   938,407
Interest-bearing deposits with banks........        4,372         4,328         4,902        33,043
Federal funds sold and resale agreements....      342,234       282,517       200,039       147,744
Trading securities..........................       29,050        12,491        22,123        17,332
Securities held to maturity (market value
  $3,244,658 and $2,894,594 on December 31,
  1994 and 1993)............................    3,339,911     2,834,305     2,949,088     2,929,035
Securities available for sale...............       51,308                      11,041
Loans.......................................    9,828,027     8,983,818     9,261,409     8,332,963
Reserve for loan losses.....................     (172,606)     (174,873)     (175,393)     (173,224)
                                              -----------   -----------   -----------   -----------
     Loans-net..............................    9,655,421     8,808,945     9,086,016     8,159,739
Bank premises and equipment.................      294,026       264,569       270,218       259,064
Customer acceptance liability...............       13,260        17,412        19,874        19,962
Other assets................................      374,799       340,471       360,271       352,913
                                              -----------   -----------   -----------   -----------
     Total assets...........................  $15,104,307   $13,793,995   $13,796,847   $12,857,239
                                               ==========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand....................................  $ 2,778,240   $ 3,064,314   $ 2,533,883   $ 2,531,844
  Interest-bearing demand...................    1,474,949     1,557,145     1,412,178     1,418,061
  Money market accounts.....................    1,661,283     1,564,414     1,580,884     1,555,455
  Savings passbook..........................    1,508,918     1,528,222     1,542,044     1,490,209
  Certificates of deposit...................    3,811,623     3,449,519     3,605,420     3,537,120
                                              -----------   -----------   -----------   -----------
     Total deposits.........................   11,235,013    11,163,614    10,674,409    10,532,689
Short-term borrowed funds...................    2,141,456     1,112,490     1,525,982       822,580
Long-term debt..............................      135,088       126,275       126,184       133,135
Bank acceptances outstanding................       13,260        17,412        19,874        19,962
Other liabilities...........................      272,962       218,307       226,449       218,683
                                              -----------   -----------   -----------   -----------
     Total liabilities......................   13,797,779    12,638,098    12,572,898    11,727,049
Stockholders' equity:
  Preferred stock...........................                                                    495
  Common stock..............................       83,332        81,149        81,642        80,401
     Issued: 1994, 66,665,739 shares........
            1993, 64,919,422 shares.........
  Capital surplus...........................      174,067       149,882       155,265       189,718
  Retained earnings.........................    1,061,221       928,559       995,554       863,311
  Treasury stock, at cost...................      (10,669)       (3,034)       (7,719)       (3,343)
     Held: 1994, 792,303 shares.............
          1993, 558,603 shares..............
  Restricted stock..........................         (435)         (659)         (624)         (392)
  Unrealized losses on securities available
     for sale...............................         (988)                       (169)
                                              -----------   -----------   -----------   -----------
     Total stockholders' equity.............    1,306,528     1,155,897     1,223,949     1,130,190
                                              -----------   -----------   -----------   -----------
     Total liabilities and stockholders'
       equity...............................  $15,104,307   $13,793,995   $13,796,847   $12,857,239
                                               ==========    ==========    ==========    ==========

- ------------
The average balances are not covered by the Independent Auditors' Report.

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1994          1993          1992
                                                            --------      --------      --------
                                                             (thousands of dollars, except per
                                                                        share data)
INTEREST REVENUE
Loans....................................................   $761,672      $685,530      $693,594
Securities:
  Taxable................................................    122,759       129,574       140,632
  Nontaxable.............................................     43,216        45,078        51,104
                                                            --------      --------      --------
       Total securities..................................    165,975       174,652       191,736
Interest-bearing deposits with banks.....................        288         1,385         2,608
Federal funds sold and resale agreements.................      8,841         4,602         9,791
Trading securities.......................................      1,211           785           792
                                                            --------      --------      --------
       Total interest revenue............................    937,987       866,954       898,521
INTEREST EXPENSE
Deposits:
  Interest-bearing demand................................     18,173        23,666        31,977
  Money market accounts..................................     44,416        38,968        49,555
  Savings passbook.......................................     36,112        38,214        40,247
  Certificates of deposit................................    163,427       160,786       199,626
                                                            --------      --------      --------
       Total deposits....................................    262,128       261,634       321,405
Short-term borrowed funds................................     65,408        23,811        23,423
Long-term debt...........................................     12,865        13,453        14,541
                                                            --------      --------      --------
       Total interest expense............................    340,401       298,898       359,369
                                                            --------      --------      --------
NET INTEREST REVENUE.....................................    597,586       568,056       539,152
Provision for loan losses................................     17,139        24,567        44,821
                                                            --------      --------      --------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION...........    580,447       543,489       494,331
OTHER OPERATING REVENUE
Trust and investment management fees.....................    117,872       110,185        95,926
Service charges on deposit accounts......................     72,366        74,071        66,301
Credit card service revenue..............................     55,779        53,316        51,867
Data processing fees.....................................     20,263        21,431        24,215
Mortgage banking revenue.................................     15,053        26,158        12,372
Securities gains.........................................         76           182           981
Other revenue............................................     53,826        56,922        49,105
                                                            --------      --------      --------
       Total other operating revenue.....................    335,235       342,265       300,767
OTHER OPERATING EXPENSE
Salaries.................................................    265,731       257,405       237,997
Employee benefits........................................     60,175        59,443        49,610
Equipment expense........................................     49,251        48,139        48,720
Net occupancy expense....................................     45,914        48,731        44,408
Net other real estate (income) expense...................     (1,489)        2,056         4,303
Other expense............................................    185,343       171,970       172,528
                                                            --------      --------      --------
       Total other operating expense.....................    604,925       587,744       557,566
                                                            --------      --------      --------
INCOME BEFORE INCOME TAXES...............................    310,757       298,010       237,532
Provision for income taxes...............................    103,014        93,716        71,547
                                                            --------      --------      --------
NET INCOME...............................................   $207,743      $204,294      $165,985
                                                            ========      ========      ========
Net income applicable to common stock....................   $207,743      $201,028      $162,238
PER COMMON SHARE
Net income...............................................   $   3.22      $   3.15      $   2.62
Dividends................................................       1.16          1.00           .80

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              UNREALIZED
                                                                                                              LOSSES ON
                                            PREFERRED STOCK        COMMON STOCK                               SECURITIES
                                           -----------------   --------------------   CAPITAL     RETAINED    AVAILABLE
                                            SHARES    AMOUNT     SHARES     AMOUNT    SURPLUS     EARNINGS     FOR SALE
                                           --------   ------   ----------   -------   --------   ----------   ----------
                                                           (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31, 1991.............   500,000   $ 500    61,715,280   $77,144   $160,023   $  681,432     $    0
Net income...............................                                                           165,985
Cash dividends:
  Preferred stock, series B ($7.5502 per
    share)...............................                                                            (3,775)
  Common stock ($.80 per share)..........                                                           (49,429)
Common stock issued:
  Bank acquisitions......................                       1,307,016     1,634     15,812
  Employee benefit plans.................                         147,124       184      2,947
  Other..................................                          94,031       118        701
Treasury stock purchased.................
                                           --------   ------   ----------   -------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 1992.............   500,000     500    63,263,451    79,080    179,483      794,213          0
Net income...............................                                                           204,294
Cash dividends:
  Preferred stock, series B ($7.4419 per
    share)...............................                                                            (3,720)
  Common stock ($1.00 per share).........                                                           (63,733)
Redemption of preferred stock............  (500,000)   (500 )                          (48,505)      (2,495)
Common stock issued:
  Bank acquisitions......................                       1,018,734     1,273     12,234
  Employee benefit plans.................                         104,043       130      1,920
  Other..................................                         502,959       628      3,858
Treasury stock purchased.................
Restricted stock granted.................                          30,235        38        892
Amortization of restricted stock.........
                                           --------   ------   ----------   -------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 1993.............         0       0    64,919,422    81,149    149,882      928,559          0
Net income...............................                                                           207,743
Cash dividends:
  Common stock ($1.16 per share).........                                                           (75,081)
Common stock issued:
  Bank acquisitions......................                       1,662,033     2,078     22,735
  Employee benefit plans.................                          84,284       105      1,563
Treasury stock purchased.................
Unrealized losses on securities available
  for sale...............................                                                                         (988)
Amortization/adjustment of restricted
  stock..................................                                                 (113)
                                           --------   ------   ----------   -------   --------   ----------   ----------
BALANCE AT DECEMBER 31, 1994.............         0   $   0    66,665,739   $83,332   $174,067   $1,061,221     $ (988)
                                           =========  =======  ==========   ========  =========  ==========   ==========


                                                          TREASURY STOCK
                                           RESTRICTED   -------------------
                                             STOCK       SHARES     AMOUNT      TOTAL
                                           ----------   --------   --------   ----------

BALANCE AT DECEMBER 31, 1991.............    $    0     (583,648)  $ (2,760)  $  916,339
Net income...............................                                        165,985
Cash dividends:
  Preferred stock, series B ($7.5502 per
    share)...............................                                         (3,775)
  Common stock ($.80 per share)..........                                        (49,429)
Common stock issued:
  Bank acquisitions......................                690,262     19,948       37,394
  Employee benefit plans.................                 50,520        416        3,547
  Other..................................                                            819
Treasury stock purchased.................               (780,606)   (22,492)     (22,492)
                                           ----------   --------   --------   ----------
BALANCE AT DECEMBER 31, 1992.............         0     (623,472)    (4,888)   1,048,388
Net income...............................                                        204,294
Cash dividends:
  Preferred stock, series B ($7.4419 per
    share)...............................                                         (3,720)
  Common stock ($1.00 per share).........                                        (63,733)
Redemption of preferred stock............                                        (51,500)
Common stock issued:
  Bank acquisitions......................                105,069      3,098       16,605
  Employee benefit plans.................                    935         31        2,081
  Other..................................                                          4,486
Treasury stock purchased.................                (41,135)    (1,275)      (1,275)
Restricted stock granted.................      (930)                                   0
Amortization of restricted stock.........       271                                  271
                                           ----------   --------   --------   ----------
BALANCE AT DECEMBER 31, 1993.............      (659)    (558,603)    (3,034)   1,155,897
Net income...............................                                        207,743
Cash dividends:
  Common stock ($1.16 per share).........                                        (75,081)
Common stock issued:
  Bank acquisitions......................                139,508      4,551       29,364
  Employee benefit plans.................                  1,100         36        1,704
Treasury stock purchased.................               (374,308)   (12,222)     (12,222)
Unrealized losses on securities available
  for sale...............................                                           (988)
Amortization/adjustment of restricted
  stock..................................       224                                  111
                                           ----------   --------   --------   ----------
BALANCE AT DECEMBER 31, 1994.............    $ (435)    (792,303)  $(10,669)  $1,306,528
                                           =========    =========  =========  ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                                  (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................   $   207,743    $   204,294    $   165,985
Adjustments:
  Provision for loan losses...........................        17,139         24,567         44,821
  Depreciation, amortization and accretion............        33,160         29,530         47,571
  Net (increase) decrease in trading securities.......       (16,559)         8,382         (4,824)
  Net decrease (increase) in loans held for resale....       193,439        (52,143)       (92,471)
  (Gain) loss on securities and other assets..........        (3,034)         1,249         (2,710)
  Deferred income taxes...............................        (1,488)        (9,866)       (10,061)
  Decrease in other assets............................        26,629          5,667         14,045
  Increase (decrease) in other liabilities............        29,772         26,739        (19,246)
  Other net...........................................        (3,336)           211         (6,123)
                                                         -----------    -----------    -----------
     Net cash provided by operating activities........       483,465        238,630        136,987
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
  resale agreements...................................       (58,417)       (52,756)        74,567
Net decrease (increase) in interest-bearing deposits
  with banks..........................................           (44)       178,855        (37,826)
Sales of securities...................................                        4,155         92,461
Maturities of securities..............................       878,044      1,467,156      1,714,272
Purchases of securities held to maturity..............    (1,334,281)    (1,380,307)    (1,719,290)
Purchases of securities available for sale............        (6,539)
Net increase in loans.................................      (831,358)      (693,323)      (102,818)
Net cash from acquisitions............................        34,199         11,695          6,713
Proceeds from sales of other real estate..............        13,149         15,818          6,832
Purchases of bank premises and equipment..............       (54,607)       (36,141)       (43,093)
Proceeds from sales of bank premises and equipment....         1,125            458          2,486
                                                         -----------    -----------    -----------
     Net cash used in investing activities............    (1,358,729)      (484,390)        (5,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits...................      (297,268)        85,116        259,999
Net increase (decrease) in short-term borrowed
  funds...............................................     1,024,795        245,803        (79,984)
Repayment of long-term debt...........................        (5,137)       (27,337)       (18,899)
Proceeds from long-term debt..........................        10,000
Cash dividends........................................       (75,081)       (67,453)       (53,204)
Preferred stock redemption............................                      (51,500)
Common stock transactions.............................       (11,076)           138        (19,788)
                                                         -----------    -----------    -----------
     Net cash provided by financing activities........       646,233        184,767         88,124
                                                         -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS....      (229,031)       (60,993)       219,415
Cash and due from banks at beginning of year..........     1,228,957      1,289,950      1,070,535
                                                         -----------    -----------    -----------
Cash and due from banks at end of year................   $   999,926    $ 1,228,957    $ 1,289,950
                                                          ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest............................................   $   327,446    $   303,069    $   372,713
  Income taxes........................................       102,991        107,525         74,483
Transfers to other real estate from loans.............         9,935          4,964         17,263
Acquisitions:
  Assets acquired.....................................       437,563        218,592        655,095
  Cash paid for purchase of stock.....................   $              $              $   (12,730)
  Cash acquired.......................................        34,199         11,695         19,443
                                                         -----------    -----------    -----------
     Net cash from acquisitions.......................   $    34,199    $    11,695    $     6,713
                                                          ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992

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

     Securities--Purchases of securities that are made with the positive intent and ability to hold them to maturity are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield method. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Valuation adjustments are recorded as an adjustment to stockholders' equity. Securities held for indefinite periods of time may include securities that management intends to use as part of its asset/liability management strategy or have been acquired in business acquisitions and are designated to be sold. Gains or losses on sales of securities are computed on the basis of specific identification of the adjusted cost of each security. Trading securities are carried at market. Valuation adjustments are included in other revenue in the consolidated statements of income.

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

     Other Real Estate--Other real estate, the balance of which is included in other assets, includes primarily properties acquired through loan foreclosure proceedings or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the carrying value of the related loans or the fair market value of the real estate acquired less the estimated costs to sell the real estate. Initial valuation adjustments, if any, are charged against the reserve for loan losses. Subsequent reevaluations of the properties, which indicate reduced value, are recognized through charges to operating expense. Revenues and expenditures related to holding and operating these properties are included in other operating expense.

     Bank premises and equipment--Bank premises and equipment are stated at cost less depreciation, which has been accumulated on the straight-line basis.

     Intangible assets--Intangible assets attributable to the value of core deposits and goodwill acquired are included in other assets and are amortized over fifteen to twenty-five years, on a straight-line basis. The value of mortgage servicing rights acquired is amortized in relation to the servicing revenue expected to be earned. Firstar periodically evaluates the carrying value and remaining amortization periods of intangible assets for impairment. Adjustments are recorded when the benefit of the intangible asset decreases due to disposition of branches or deposits with regard to goodwill and core deposit premium, and prepayments of serviced loans for purchased mortgage servicing rights.

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

     Foreign currency transactions--Monetary assets and liabilities recorded in foreign currencies are translated at the rate of exchange in effect at each year-end. Income statement items are translated monthly using the average rate for the month. Firstar enters into forward exchange contracts on behalf of its customers and hedges its risk by entering into offsetting transactions with other counterparties. The fair value of these transactions are included in other assets and liabilities and the related gain or loss is recorded in other revenue.

     Cash and cash equivalents--For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include the balance sheet caption cash and due from banks.

     Derivative and other financial instruments--Firstar enters into interest rate swaps and other financial instruments to manage interest rate risks arising from financial assets and financial liabilities and also as an intermediary for transactions with its customers. Interest rate instruments entered into as an intermediary are accounted for as trading instruments and are recorded in the balance sheet at fair value. Realized and unrealized changes in fair values are recognized in other operating revenue.

     Amounts receivable or payable under financial instruments used to manage interest rate risks are recognized as interest income or expense using the accrual method. Gains and losses on financial instruments qualifying as hedges of existing assets or liabilities are included in the carrying amount of those assets and liabilities. Gains and losses on early termination of interest rate swaps are included in the carrying amount of the related loan or debt and amortized as yield adjustments over the remaining term of the loan or debt. Fees paid or received in connection with interest rate floors and caps are deferred and amortized over the life of the instrument.

     Income per common share--Net income per common share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to common stock splits and the amortization of restricted stock. The weighted average shares were 64,611,000 in 1994, 63,747,000 in 1993 and 61,879,000 in 1992. For calculation purposes, earnings are reduced by preferred stock dividends. Common stock equivalents are not significant in any year presented.

NOTE 2. MERGERS AND ACQUISITIONS

     The following table summarizes completed acquisitions:

                                            TOTAL                                            METHOD OF
           NAME OF INSTITUTION              ASSETS    ACQUISITION DATE     CONSIDERATION     ACCOUNTING
- -----------------------------------------   ------    ----------------    ---------------    ----------
                                                               (millions of dollars)
1994:
  First Southeast Banking Corp
     Lake Geneva, WI.....................    $423     October 1994        1,801,577          Pooling of
                                                                          shares of          interests
                                                                          common stock
                                            -----
       Total.............................    $423
                                            =====
1993:
  Bank of Athens
     Athens, WI..........................    $102     August 1993         447,655 shares     Pooling of
                                                                          of common stock    interests
  Deerfield State Bank
     Deerfield, IL.......................     120     February 1993       676,317 shares     Pooling of
                                                                          of common stock    interests
                                            -----
       Total.............................    $222
                                            =====
1992:
  Federated Bank, S.S.B.
     Wauwatosa, WI.......................    $413     September 1992      Cash $12.7         Purchase
                                                                          734,616 shares
                                                                          of common stock
  Citizens National Bank of Lake Geneva
     Lake Geneva, WI.....................      49     August 1992         262,958 shares     Pooling of
                                                                          of common stock    interests
  First National Bank of Geneva
     Geneva, IL..........................     193     June 1992           999,704 shares     Pooling of
                                                                          of common stock    interests
                                            -----
       Total.............................    $655
                                            =====

     The bank acquisitions shown above, accounted for as pooling of interests, were not material to prior years' reported operating results and, accordingly, previously reported results have not been restated.

     On January 31, 1995, Firstar Corporation completed its merger with First Colonial Bankshares Corporation in a transaction accounted for as a pooling of interests. Firstar Corporation issued .7725 shares of Firstar common stock for each share of First Colonial Bankshares Corporation common stock. The total number of shares of Firstar common stock issued was approximately 7,700,000 shares.

     A summary of unaudited pro forma financial information giving effect to the merger with First Colonial Bankshares Corporation is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future. Firstar will present restated financial statements to reflect this transaction beginning with the fiscal quarter ended March 31, 1995.

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                         (thousands of dollars, except per share)
Total assets..........................................   $16,871,053    $15,398,037    $14,749,501
Net interest revenue..................................       676,491        632,829        603,172
Other operating revenue...............................       353,122        364,617        324,142
Net income............................................       219,745        217,913        178,187
Net income per common share...........................          3.02           2.99           2.50

     In 1994, Firstar Corporation announced a merger agreement with Investors Bank Corp., a $1.1 billion thrift holding company in Wayzata, MN. The transaction will be accounted for as a pooling of interests with the issuance of approximately 3,000,000 shares of Firstar stock.

     In 1994, Firstar Corporation announced a merger agreement with First Moline Financial Corporation, an $80 million thrift holding company in Moline, IL. The transaction will be accounted for as a purchase with the issuance of approximately 300,000 shares of Firstar stock.

NOTE 3. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are summarized as follows:

                                                                        DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                                  (thousands of dollars)
Goodwill..............................................   $    71,392    $    72,602    $    76,992
Core deposit intangibles..............................        17,417         20,119         22,821
Purchased mortgage servicing rights...................         4,653          2,357          6,464
                                                         -----------    -----------    -----------
  Total...............................................   $    93,462    $    95,078    $   106,277
                                                         ===========    ===========    ===========
Amortization of intangibles during year...............   $     8,318    $    12,717    $    15,520

NOTE 4. SECURITIES

     The amortized cost and approximate market values of securities are as follows:

                                                                    DECEMBER 31, 1994
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies............   $1,457,708     $    996     $  (57,211)   $1,401,493
  Mortgage backed obligations of federal
     agencies...................................      838,165        1,889        (30,351)      809,703
  State and political subdivisions..............      891,880        6,025        (16,025)      881,880
  Corporate debt................................       55,300           71           (647)       54,724
  Equity securities.............................       33,406                                    33,406
  Other.........................................       63,452                                    63,452
                                                   ----------    ----------    ----------    ----------
     Total......................................   $3,339,911     $  8,981     $ (104,234)   $3,244,658
                                                    =========     ========      =========     =========
Securities available for sale:
  U.S. Treasury and federal agencies............   $   38,759     $            $     (873)   $   37,886
  Mortgage backed obligations of federal
     agencies...................................       11,396           98           (714)       10,780
  State and political subdivisions..............        2,734                         (92)        2,642
                                                   ----------    ----------    ----------    ----------
     Total......................................   $   52,889     $     98     $   (1,679)   $   51,308
                                                    =========     ========      =========     =========

                                                                    DECEMBER 31, 1993
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies............   $1,410,917     $ 24,639     $   (2,477)   $1,433,079
  Mortgage backed obligations of federal
     agencies...................................      332,737       15,041           (700)      347,078
  State and political subdivisions..............      905,396       24,287         (1,340)      928,343
  Corporate debt................................       70,494        1,067           (228)       71,333
  Equity securities.............................       13,745                                    13,745
  Other.........................................      101,016                                   101,016
                                                   ----------    ----------    ----------    ----------
     Total......................................   $2,834,305     $ 65,034     $   (4,745)   $2,894,594
                                                    =========     ========      =========     =========

     The amortized cost and approximate market value of securities at December 31, 1994, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                        SECURITIES                  SECURITIES
                                                     HELD TO MATURITY           AVAILABLE FOR SALE
                                                 ------------------------    ------------------------
                                                 AMORTIZED       MARKET      AMORTIZED       MARKET
                                                    COST         VALUE          COST         VALUE
                                                 ----------    ----------    ----------    ----------
                                                 (thousands of dollars)
Due in one year or less.......................   $  611,692    $  608,941    $    1,740    $    1,706
Due after one year through five years.........    1,892,240     1,826,161        16,728        16,178
Due after five years through ten years........      610,395       595,578        32,058        31,436
Due after 10 years............................      192,178       180,572         2,363         1,988
                                                 ----------    ----------    ----------    ----------
                                                  3,306,505     3,211,252    $   52,889    $   51,308
                                                                              =========     =========
Equity securities.............................       33,406        33,406
                                                 ----------    ----------
  Total.......................................   $3,339,911    $3,244,658
                                                  =========     =========

     Gross gains of $78,000, $232,000 and $1,106,000 and gross losses of $2,000,
$50,000 and $125,000 were realized on securities sales in 1994, 1993 and 1992, respectively.

     The amortized cost of securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $806,461,000 at December 31, 1994 and $712,696,000 at December 31, 1993.

NOTE 5. LOANS

     The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $17,989,000 and $10,938,000 at December 31, 1994 and 1993, respectively.
Commercial loans pledged to secure public deposits were $5,526,000 on December 31, 1994 and $15,444,000 on December 31, 1993. Firstar serviced $2,551 million, $2,045 million and $1,672 million of mortgage loans for other investors as of December 31, 1994, 1993 and 1992, respectively. Residential mortgage loans held for resale were $22,511,000 and $215,950,000 on December 31, 1994 and 1993,
respectively.

                                                                              DECEMBER 31
                                                                        ------------------------
                                                                           1994          1993
                                                                        ----------    ----------
                                                                         (thousands of dollars)
Commercial and industrial............................................   $2,753,251    $2,470,454
Real estate--construction............................................      272,266       209,181
Real estate--mortgage................................................    2,014,262     1,739,608
Foreign..............................................................       32,395        31,269
Other................................................................      905,795       855,249
                                                                        ----------    ----------
  Commercial.........................................................    5,977,969     5,305,761
Credit card..........................................................      573,157       546,051
Real estate--mortgage................................................    1,360,088     1,363,671
Home equity..........................................................      522,201       445,135
Other................................................................    1,394,612     1,323,200
                                                                        ----------    ----------
  Consumer...........................................................    3,850,058     3,678,057
                                                                        ----------    ----------
     Total...........................................................   $9,828,027    $8,983,818
                                                                         =========     =========

     Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below.

                                                                           DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Commercial....................................................   $ 44,060    $ 48,233    $ 48,690
Consumer......................................................      5,307       6,417       8,138
                                                                 --------    --------    --------
  Total.......................................................   $ 49,367    $ 54,650    $ 56,828
                                                                 ========    ========    ========

     The effect of nonperforming loans on interest revenue was as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Interest at original contract rate............................   $  6,485    $  6,586    $  7,593
Interest collected............................................      3,127       2,567       1,721
                                                                 --------    --------    --------
  Net reduction of interest revenue...........................   $  3,358    $  4,019    $  5,872
                                                                 ========    ========    ========

     Certain executive officers, directors, shareholders, and their associates of Firstar and significant subsidiaries are loan customers of the banking subsidiaries. Loans outstanding to such parties were $101.1 million on December 31, 1994 and $109.3 million on December 31, 1993. During 1994 new loans of $16.5 million were made and loan payments of $24.7 million were received. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other persons.

NOTE 6. RESERVE FOR LOAN LOSSES

     An analysis of the reserve for loan losses is as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Balance at beginning of year..................................   $174,873    $168,482    $150,628
Provision for loan losses.....................................     17,139      24,567      44,821
Loan recoveries...............................................     18,579      16,840      17,962
Loan charge-offs..............................................    (41,488)    (37,495)    (51,062)
Reserves of acquired banks....................................      3,503       2,479       6,133
                                                                 --------    --------    --------
  Balance at end of year......................................   $172,606    $174,873    $168,482
                                                                 ========    ========    ========
Charge-offs, net of recoveries, as a percentage of average
  loans.......................................................        .25%        .25%        .43%
Reserve as a percentage of year-end loans.....................       1.76        1.95        2.08

     The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan", which is effective in 1995. The Statement established procedures for determining the appropriate reserve for loan losses for loans deemed impaired. The calculation of reserve levels would be based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. This statement was adopted January 1, 1995 and did not have any significant impact on the current level of the reserve for loan losses and is not expected to effect 1995 operating results.

NOTE 7. BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                                                             DECEMBER 31
                                                                       ------------------------
                                                                          1994          1993
                                                                       ----------     ---------
                                                                        (thousands of dollars)
Land................................................................   $   36,981     $  31,373
Bank premises.......................................................      286,048       253,062
Equipment...........................................................      247,551       228,187
                                                                       ----------     ---------
  Subtotal..........................................................      570,580       512,622
Accumulated depreciation............................................     (276,554)     (248,053)
                                                                       ----------     ---------
  Total.............................................................   $  294,026     $ 264,569
                                                                        =========     =========

     Depreciation charged to other operating expense amounted to $34,187,000, $34,385,000 and $33,418,000 in 1994, 1993 and 1992, respectively. Rental expense for bank premises and equipment amounted to $30,045,000, $30,079,000 and $28,843,000 in 1994, 1993 and 1992, respectively. Contingent rentals and sublease rental income amounts were not significant.

     Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which is being amortized through 1997, at which time the related leaseback expires. This amortization was $9,029,000 in 1994 and $6,312,000 in 1993 and 1992.

     Firstar and its subsidiaries are obligated under noncancellable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2034. The minimum rental commitments under noncancellable leases for the next five years are shown below.

                                                                         PERIOD        AMOUNT
                                                                       ----------     ---------
                                                                        (thousands of dollars)
Bank premises and equipment...........................................    1995        $  18,710
                                                                          1996           17,889
                                                                          1997           17,414
                                                                          1998           15,331
                                                                          1999           14,627

NOTE 8. SHORT-TERM BORROWED FUNDS

     Short-term borrowed funds are summarized as follows:

                                                              1994           1993          1992
                                                           ----------     ----------     ---------
                                                                   (thousands of dollars)
Federal funds purchased and repurchase agreements:
  At December 31........................................   $2,090,056     $1,032,438     $ 785,967
  Average during year...................................    1,476,677        745,865       622,227
  Maximum month-end balance.............................    2,090,056      1,051,567       808,393
  Average rate at year-end..............................         5.59%          2.90%         2.62%
  Average rate during year..............................         4.28           2.84          3.32

     Federal funds purchased, which totaled $1,636 million at December 31, 1994, generally represent one-day borrowings obtained primarily from financial institutions in Firstar's marketplace in conjunction with their customer correspondent relationships with the subsidiary banks. Securities sold under repurchase agreements, which totaled $454 million at December 31, 1994, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes.

NOTE 9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                             DECEMBER 31
                                                                      --------------------------
                                                                         1994           1993
                                                                      -----------    -----------
                                                                        (thousands of dollars)
10 1/4% subordinated notes.........................................   $    78,340    $    78,405
10% notes..........................................................        43,910         44,200
Other debt.........................................................        12,838          3,670
                                                                      -----------    -----------
  Total............................................................   $   135,088    $   126,275
                                                                       ==========     ==========

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

     Other debt at December 31, 1994 includes notes of $2,706,000 which bear interest at 11.50% and mature in 1996 and loans sold under a repurchase agreement of $10,000,000 which mature in 1999 and bear interest at a variable LIBOR based rate.

     Long-term debt has aggregate maturities for the five years 1995 through 1999 as follows: $75,000 in 1995, $46,616,000 in 1996, $78,397,000 in 1998 and
$10,000,000 in 1999.

     Firstar has repurchased portions of the 10 1/4% and 10% notes and incurred losses of $25,000, $57,000 and $605,000, in 1994, 1993 and 1992, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

     The authorized and outstanding shares of Firstar are as follows:

                                                                             DECEMBER 31
                                                                      --------------------------
                                                                         1994           1993
                                                                      -----------    -----------
Preferred stock, $1.00 par value
  Authorized--series C.............................................     2,500,000      2,500,000
Common stock, $1.25 par value:
  Authorized.......................................................   120,000,000    120,000,000
  Outstanding (net of treasury stock)..............................    65,873,436     64,360,819

     Under the Firstar Shareholder rights plan each share of common stock entitles its holder to one-half right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of series C preferred stock at a price of $85, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire, 20% or more of the outstanding shares of Firstar common stock. Under certain circumstances, including the existence of a 20% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Firstar common shares having a market value of two times the exercise price. In the event of the acquisition of Firstar by another company subsequent to a party acquiring 20% or more of Firstar common stock, each holder of a right is entitled to receive the acquiring company's common shares having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 20% acquiring party, and thereafter, may be exchanged for one common share per right prior to the existence of a 50% acquiring party. The rights will expire on January 19, 1999. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of Firstar. Under the rights plan, the Board of Directors of Firstar may reduce the thresholds applicable to the rights from 20% to not less than 10%.

     Preferred shares, when issued, rank prior to common shares both as to dividends and liquidation but have no general voting rights. The series C preferred stock, none of which is outstanding, is entitled to 100 votes per share and other rights such that the value of a one one-hundredth interest in a series C preferred share should approximate the value of one common share.

     Firstar redeemed all of its series B preferred stock on December 29, 1993 at $103 per share plus accrued dividends. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $3,266,000 in 1993 and $3,747,000 in 1992.

     In conjunction with long-term incentive plans, 30,235 shares of restricted common stock are being held in escrow for executive officers as of December 31, 1994. The shares cannot be sold prior to the end of a three-year period and are subject to adjustment in accordance with the terms of the award.

     Firstar reacquired 234,200 shares of its common stock during 1994 which are expected to be reissued in 1995 in connection with a specific purchase business combination.

     On January 31, 1995 Firstar issued 38,775 shares of Series D preferred stock in connection with its merger with First Colonial Bankshares Corporation. These shares are convertible into 832,112 shares of Firstar common stock and are redeemable after June 30, 1997.

NOTE 11. STOCK OPTIONS

     Firstar has an incentive stock plan that provides for a maximum grant of 5,600,000 stock options, stock appreciation rights and/or shares of stock. The options expire ten years and one month after the date of grant.

     The following table summarizes option activity under these plans:

                                                                    NUMBER OF
                                                                      SHARES       OPTION PRICE
                                                                    ----------   ----------------
Options outstanding at December 31, 1991.........................    1,082,176   $ 3.06 to $15.81
  Granted........................................................      354,800              25.13
  Exercised......................................................     (155,914)    3.06 to  25.13
  Cancelled......................................................      (19,200)   13.38 to  25.13
                                                                    ----------
Options outstanding at December 31, 1992.........................    1,261,862     4.37 to  25.13
  Granted........................................................      310,600              32.50
  Exercised......................................................     (104,978)    4.37 to  15.81
  Cancelled......................................................      (30,000)   13.38 to  32.50
                                                                    ----------
Options outstanding at December 31, 1993.........................    1,437,484     5.68 to  32.50
  Granted........................................................      368,900    30.88 to  31.25
  Exercised......................................................      (85,384)    5.68 to  25.13
  Cancelled......................................................      (10,900)   25.13 to  32.50
                                                                    ----------
Options outstanding at December 31, 1994.........................    1,710,100    11.38 to  32.50
                                                                      ========

     At December 31, 1994, options to acquire 989,500 shares were exercisable. In January 1995, options to acquire 499,300 shares of common stock at $27.38 to $27.50 per share were granted.

NOTE 12. OTHER OPERATING EXPENSE

     A summary of other operating expense is as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
F.D.I.C. insurance............................................   $ 23,789    $ 23,670    $ 22,488
Business development..........................................     23,503      24,063      23,055
Stationery and supplies.......................................     16,456      19,060      18,123
Information processing expense................................     16,233      14,996      14,544
Professional fees.............................................     14,958      15,336      14,040
Delivery......................................................     14,585      15,452      15,840
Check kiting loss.............................................     22,000
Other.........................................................     53,819      59,393      64,438
                                                                 --------    --------    --------
  Total.......................................................   $185,343    $171,970    $172,528
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

                                                                           DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation...................................   $175,537    $168,978    $145,806
  Accumulated benefit obligation..............................    179,086     172,742     148,892
  Projected benefit obligation................................    218,660     215,931     190,405
Plan assets at fair value.....................................    195,436     205,941     190,667
Plan assets (less than) in excess of projected benefit
  obligation..................................................    (23,224)     (9,990)        262
Unrecognized prior service cost...............................     (2,075)     (2,360)       (859)
Unrecognized net asset........................................     (5,914)     (7,147)     (8,381)
Unrecognized net loss (gain)..................................     18,797       4,341      (5,857)
                                                                 --------    --------    --------
     Pension liability........................................   $(12,416)   $(15,156)   $(14,835)
                                                                 ========    ========    ========
Net pension expense comprised the following:
  Service cost................................................   $  7,852    $  7,176    $  6,739
  Interest cost on projected benefit obligation...............     16,355      15,705      14,389
  Actual loss (return) on plan assets.........................      8,725     (20,008)    (13,133)
  Net amortization and deferral...............................    (26,755)      2,994      (2,870)
                                                                 --------    --------    --------
     Net pension expense......................................   $  6,177    $  5,867    $  5,125
                                                                 ========    ========    ========
Assumptions used in actuarial values:
  Discount rate...............................................       8.50%       7.75%       8.25%
  Rates of increase in compensation levels....................       5.50        5.50        6.00
  Expected rate of return on plan.............................       9.00        9.50        9.50

     Firstar also has unfunded pension plans covering certain employees. Interest rates used in calculating the actuarial values are essentially the same as in the previously described plans. The table below summarizes data relative to the plans.

                                                                           DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Projected benefit obligation..................................   $(12,238)   $ (9,275)   $ (6,257)
Unrecognized prior service cost...............................      2,779
Unrecognized transition obligation............................        189         232         275
Unrecognized net loss.........................................      2,641       3,847       1,486
                                                                 --------    --------    --------
     Pension liability........................................   $ (6,629)   $ (5,196)   $ (4,496)
                                                                 ========    ========    ========
Net pension expense comprised the following:
  Service cost................................................   $    436    $    218    $    131
  Interest cost on projected benefit obligation...............        916         612         474
  Net amortization and deferral...............................        416         211         122
                                                                 --------    --------    --------
     Net pension expense......................................   $  1,768    $  1,041    $    727
                                                                 ========    ========    ========

     Firstar has profit sharing plans under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $10,382,000 in 1994, $9,667,000 in 1993 and $8,539,000 in 1992.

     In addition to pension benefits, certain health care benefits are made available to active and retired employees. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                              (thousands of
                                                                                 dollars)
Accumulated postretirement benefit obligation:
  Retirees..............................................................   $(41,029)   $(33,507)
  Fully eligible active plan participants...............................     (7,340)    (18,056)
  Other active plan participants........................................    (13,290)    (20,354)
                                                                           --------    --------
     Total..............................................................    (61,659)    (71,917)
  Unrecognized transition obligation....................................     53,146      56,099
  Unrecognized net (gain) loss..........................................     (4,872)      8,854
                                                                           --------    --------
     Postretirement benefit liability...................................   $(13,385)   $ (6,964)
                                                                           ========    ========
Net postretirement benefit expense comprised the following:
  Service cost..........................................................   $  1,220    $  1,515
  Interest cost.........................................................      4,721       4,938
  Amortization of transition obligation.................................      2,953       2,953
                                                                           --------    --------
     Net postretirement benefit expense.................................   $  8,894    $  9,406
                                                                           ========    ========

     For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed, decreasing to 6% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement accumulated benefit obligation by $4,954,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $405,000. The discount rate used in determining the accumulated postretirement benefit obligation was 8.50% and 7.75% at December 31, 1994 and 1993, respectively.

NOTE 14. INCOME TAXES

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", was adopted by Firstar on January 1, 1993. The cumulative effect of adoption of Statement No. 109 did not have a significant effect on net income in 1993.

     The taxes applicable to net income were as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Current income taxes:
  Federal.....................................................   $ 85,747    $ 85,344    $ 66,746
  State and other.............................................     18,755      18,238      14,862
                                                                 --------    --------    --------
     Subtotal.................................................    104,502     103,582      81,608
Deferred income taxes (benefit):
  Federal.....................................................     (1,358)     (6,731)     (9,229)
  State and other.............................................       (130)       (856)       (832)
                                                                 --------    --------    --------
     Subtotal.................................................     (1,488)     (7,587)    (10,061)
Cumulative effect of change in accounting principle...........                 (2,279)
                                                                 --------    --------    --------
     Provision for income taxes...............................   $103,014    $ 93,716    $ 71,547
                                                                 ========    ========    ========

     Income tax expense differed from the amount computed by applying the federal statutory rate of 35% (34% in 1992) to income before taxes as shown below:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Tax expense at statutory rate.................................   $108,969    $104,498    $ 80,991
Increase (reduction) in taxes resulting from:
  Tax-exempt income...........................................    (18,075)    (18,486)    (20,882)
  State and local taxes--net of federal income tax benefit....     12,106      11,298       9,260
  Amortization of intangibles.................................      1,702       1,663       2,433
  Cumulative effect of change in accounting principle.........                 (2,279)
  Adjustment to deferred tax assets and liabilities for
     enacted changes in tax laws and rates....................                 (1,586)
  Other--net..................................................     (1,688)     (1,392)       (255)
                                                                 --------    --------    --------
     Provision for income taxes...............................   $103,014    $ 93,716    $ 71,547
                                                                 ========    ========    ========

     The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                          (thousands of dollars)
Deferred tax expense (exclusive of the effects of other components
  listed below).........................................................   $ (2,008)   $ (6,699)
Adjustments to deferred tax assets and liabilities for enacted changes
  in tax laws and rates.................................................                 (1,586)
Change in balance of the valuation allowance for deferred tax assets....        520         698
                                                                           --------    --------
     Total..............................................................   $ (1,488)   $ (7,587)
                                                                           ========    ========

     The significant components of the net deferred tax asset were as follows:

                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                              (thousands of
                                                                                 dollars)
Deferred tax liabilities:
  Depreciation of bank premises and equipment...........................   $(12,176)   $(11,741)
  Equipment leased to customers.........................................    (14,525)    (16,188)
  Difference in basis of certain acquired assets accounted for as a
     purchase...........................................................     (8,454)    (10,195)
Deferred tax assets:
  Pension costs.........................................................     11,675       9,190
  Reserve for loan losses...............................................     69,109      70,005
  Other real estate.....................................................      3,904       3,187
  Deferred gain on sale of building.....................................      7,720      11,338
  Deferred compensation.................................................      6,916       6,950
  State and federal net operating loss carryforwards....................     10,532       8,965
  Other--net............................................................     12,003       9,058
                                                                           --------    --------
     Subtotal...........................................................     86,704      80,569
Less valuation allowance................................................    (11,066)     (9,271)
                                                                           --------    --------
     Net deferred tax asset.............................................   $ 75,638    $ 71,298
                                                                           ========    ========

     The deferred tax asset increased due to tax benefits recorded on securities which were marked-to-market in accordance with Statement No. 115 and the acquisition of First Southeast Banking Corp.

     The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carryforwards totaling approximately $187,000,000 which expire at various times within the next 15 years. If realized, the tax benefit for these items will reduce current tax expense for that period. Net deferred tax assets of $2,358,000 including a valuation allowance of $1,275,000 were added in 1994 due to the acquisition of First Southeast Banking Corp.

     Other assets include net deferred income tax charges of $75,638,000 and $71,298,000 at December 31, 1994 and 1993, respectively. Furthermore, amounts originally reported for 1993 have been reclassified to reflect actual tax return results.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

     Firstar has outstanding at any time a significant number of commitments to extend credit to its customers. These commitments include revolving credit agreements, term loan commitments, short-term borrowing agreements and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

     The following is a summary of such commitments:

                                                                               DECEMBER 31
                                                                          ---------------------
                                                                           1994           1993
                                                                          ------         ------
                                                                          (millions of dollars)
Commitments to extend credit...........................................   $4,063         $3,763
Credit card lines......................................................    1,541          1,364
Standby and commercial letters of credit...............................      404            349
Mortgage loans sold with recourse......................................       30             21

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

NOTE 16. REGULATORY RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND CASH

     Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $248 million and $267 million at December 31, 1994 and 1993, respectively.

     Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of loans and dividends. As of December 31, 1994, $128 million could be loaned to Firstar by the subsidiary banks subject to strict collateral requirements, and $250 million could be loaned to Firstar by the subsidiary banks in the form of dividends. In addition each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1995 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for such subsidiary bank.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS

     Rate Risk Management

     As part of its asset and liability management, Firstar uses various types of interest rate contracts for the purpose of managing its interest rate risks. The use of interest rate contracts enables Firstar to synthetically alter the repricing characteristics of designated earning assets and interest-bearing liabilities. The following tables summarize the notional amounts of interest rate contracts at December 31, 1994, used by Firstar in its asset and liability management process:

                                                        INTEREST RATE SWAPS
                                            -------------------------------------------
                                            RECEIVE FIXED RATE                                           TOTAL
                                            -------------------                                        INTEREST
                                              INDEX                RECEIVE     PERIODIC    CAPS AND      RATE
                                            AMORTIZING    OTHER    VARIABLE      CAPS       FLOORS     CONTRACTS
                                            ----------    -----    --------    --------    --------    ---------
                                                                   (millions of dollars)
December 31, 1992........................      $          $ 113      $ 91        $           $ 80       $   284
  Additions..............................       200          10        50         720         120         1,100
  Maturities.............................                   (63)      (24)                    (20)         (107)
                                            ----------    -----    --------    --------    --------    ---------
December 31, 1993........................       200          60       117         720         180         1,277
  Additions..............................        90          50                   210         241           591
  Maturities.............................                   (35)      (80)                    (40)         (155)
                                            ----------    -----    --------    --------    --------    ---------
December 31, 1994........................      $290       $  75      $ 37        $930        $381       $ 1,713
                                            ========       ====    ======      ======      =======      =======

     Index amortizing interest rate swaps are used to convert variable rate loans to a fixed rate basis. The amortizing feature of these swaps serves to extend the maturity after a predetermined mandatory period if the three-month LIBOR index rate is above a pre-established reference rate on a quarterly basis. Additionally, the notional amount of the swaps is reduced on a quarterly basis based upon pre-established rates beginning in 1997.

     Interest rate swaps used to convert fixed rate loans to variable rate loans or vice versa have a total notional value of $112 million on December 31, 1994.

     Interest rate swaps with periodic caps involve the exchange of LIBOR based variable interest payments with one party receiving a fixed basis point shim over the LIBOR index, subject to a 25 basis point cap in quarterly increases in rates receivable by Firstar. These swaps were entered into in 1993 and early 1994, when interest rates were at cycle lows, to preserve the net interest margin on variable rate loans which were funded by low cost savings and transaction deposit accounts. These swaps hedge loans of $230 million and deposits of $700 million.

     Interest rate floors provide for the receipt of payments when the three month LIBOR rate is below a predetermined interest rate floor. Firstar entered into $195 million of floors to hedge variable rate loans against a decline in interest rates. Floors were also entered into to hedge $106 million of deposits where such deposits have a guaranteed interest rate.

     Interest rate caps provide for the receipt of payments when the three month LIBOR rate exceeds predetermined interest rate caps. These instruments manage interest rate risk on certain securities and loans.

     The maturity range of derivative financial instruments as of December 31, 1994 is as follows:

                                               MATURITY RANGE OF DERIVATIVE FINANCIAL INSTRUMENTS
                           -------------------------------------------------------------------------------------------
                                                                                                             MARKET
                                                                                              WEIGHTED        VALUE
                                                                                              AVERAGE         ASSET
                           1995     1996     1997     1998     1999     BEYOND     TOTAL     MATURITIES    (LIABILITY)
                           ----     ----     ----     ----     ----     ------     ------    ----------    -----------
                                               (millions of dollars)
Interest Rate Swaps
  Receive variable........ $ 37                                                    $   37        .6 yr       $    --
    Average receive
      rate................ 5.19%                                                     5.19%
    Average pay rate...... 5.56                                                      5.56
  Receive fixed........... $ 20     $ 55                                           $   75      1.2 yrs          (1.8)
    Average receive
      rate................ 6.39%    7.20%                                            6.99%
    Average pay rate...... 6.75     7.07                                             6.99
  Receive fixed
    amortizing............                   $100     $100     $ 90                $  290      3.4 yrs         (23.2)
    Average receive
      rate................                   4.90%    5.17%    6.00%                 5.33%
    Average pay rate......                   5.62     5.75     6.50                  5.94
  Periodic cap............ $  5     $205     $620     $100                         $  930      2.3 yrs         (38.8)
    Average receive
      rate................ 6.54%    4.91%    4.34%    4.86%                          4.54%
    Average pay rate...... 6.50     6.16     5.49     5.94                           5.69
Interest Rate Floors......          $ 10     $ 50     $ 10     $201      $ 30      $  301      4.3 yrs           1.2
  Average floor rate......          4.50%    4.70%    5.00%    5.04%     5.17%       4.98%
Interest Rate Caps........ $ 80                                                    $   80        .6 yr           1.2
  Average cap rate........ 4.00%                                                     4.00%
                           ----     ----     ----     ----     ----     ------     ------                  -----------
      Total............... $142     $270     $770     $210     $291      $ 30      $1,713      2.7 yrs       $ (61.4)
                           =====    =====    =====    =====    =====    =======    ======                  =========

- ------------
All interest rates represent rates in effect on December 31, 1994.

Index rate for interest rate caps/floors is three month LIBOR.

     The notional values of derivative financial instruments represent the amounts on which interest payments are exchanged between the counterparties. Those notional values do not represent direct credit exposures. Firstar is exposed to credit-related losses in the event of nonperformance by counterparties to these instruments but does not expect any counterparty to fail to meet their obligations. Where appropriate, Firstar requires collateral based upon the positive market value of the exposure taking into account bi-lateral netting agreements with certain counterparties. Based on market values, Firstar's credit exposure was $3.6 million at December 31, 1994.

     Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments. Firstar had contracts totaling $22 million and $202 million on December 31, 1994 and 1993 respectively. Gains or losses on these contracts are included in the determination of the market value of mortgages held for sale.

     Trading Activities

     Firstar also acts as an intermediary for customers in their management of interest rate and foreign currency rate risk. In this regard, Firstar will enter into interest rate swaps, caps, floors and foreign exchange contracts with customers to minimize their exposure to market risk. Firstar enters into essentially offsetting transactions with other counterparties. Customer related derivative activity is marked to market value. The credit exposure at December 31, 1994 of $21.1 million is represented by the fair value of contracts with a positive value. Gross credit exposure amounts disregard the value of any collateral. Revenue from this intermediary activity was $3.2 million and $1.8 million in 1994 and 1993 respectively.

     Information on these transactions is shown below:

                                                         1994                               1993
                                            -------------------------------    -------------------------------
                                                             ESTIMATED                          ESTIMATED
                                                            FAIR VALUE                         FAIR VALUE
                                            NOTIONAL    -------------------    NOTIONAL    -------------------
                                             AMOUNT     YEAR-END    AVERAGE     AMOUNT     YEAR-END    AVERAGE
                                            --------    --------    -------    --------    --------    -------
                                                                  (millions of dollars)
Interest Rate Swaps:
  In a receivable position...............     $445       $ 18.2      $21.8       $590       $ 10.2      $11.3
  In a payable position..................      445         18.6       21.3        590          9.3       10.6
Interest Rate Caps/Floors:
  Held...................................      115          2.2        1.3         36           .1         .1
  Written................................      115          2.2        1.3         36           .1         .1
Foreign Exchange Contracts:
  In a receivable position...............       28           .7        1.0         39          1.5        N/A
  In a payable position..................       29           .7        1.1         38          1.4        N/A

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Firstar disclose estimated fair values for its financial instruments. Fair value estimates were based on relevant market data and information about the various financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Firstar's entire holdings of a particular financial instrument. Because no market exists for a significant portion of Firstar's financial instruments, fair value estimates are based on judgements regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience, and other factors. These estimates are subjective and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     Fair value estimates, methods, and assumptions are set forth below for Firstar's financial instruments.

     Cash and short-term investments--The carrying amounts for short-term investments (which include interest-bearing deposits with banks, federal funds sold and resale agreements) approximate fair value because they mature in 90 days or less and do not represent unanticipated credit concerns.

     Securities--Estimated fair value for securities is based on quoted market prices. The fair value of certain small issues and municipal securities which are not readily available through market quotations is assumed to equal carrying value as these securities generally have short terms. These securities do not represent a significant portion of the portfolio.

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

     Derivative financial instruments--The fair value of interest rate swap agreements is based on the present value of the swap primarily using dealer quotes. Fair values for caps and floors were obtained using an option pricing model. These values represent the estimated amount Firstar would receive or pay to terminate the contracts or agreements taking into account current interest rates and market volatility. The fair value of commitments to extend credit and standby letters of credit was estimated using fees currently charged to enter into similar agreements. The fair value of credit card lines is based on cardholder fees currently being charged.

     The estimated fair value of Firstar's financial instruments is summarized as follows:

                                                     DECEMBER 31, 1994            DECEMBER 31, 1993
                                                 -------------------------    -------------------------
                                                  CARRYING      ESTIMATED      CARRYING      ESTIMATED
                                                   VALUE       FAIR VALUE       VALUE       FAIR VALUE
                                                 ----------    -----------    ----------    -----------
                                                                 (thousands of dollars)
Financial assets:
  Cash and short-term investments.............   $1,346,532    $ 1,346,532    $1,515,802    $ 1,515,802
  Trading securities..........................       29,050         29,050        12,491         12,491
  Securities available for sale...............       51,308         51,308
  Securities held to maturity.................    3,339,911      3,244,658     2,834,305      2,894,594
  Loans, net of allowance for loan losses.....    9,655,421      9,468,169     8,808,945      9,022,477
Financial liabilities:
  Deposits:
     Without stated maturities................    7,423,390      7,423,390     7,714,095      7,714,095
     With stated maturities...................    3,811,623      3,804,196     3,449,519      3,474,675
  Short-term borrowed funds...................    2,141,456      2,141,456     1,112,490      1,112,490
  Long-term debt..............................      135,088        140,321       126,275        145,018
Derivative financial contracts:
  Asset and liability management:
     Interest rate contracts:
       Asset..................................                       3,585                        3,611
       Liability..............................                      64,405                        3,706
  Credit commitments..........................                      12,955                       14,940
  As intermediary for customers:
     Interest rate contracts:
       Asset..................................       20,564         20,564                       10,304
       Liability..............................       20,916         20,916                        9,388
     Foreign exchange contracts:
       Asset..................................          740            740         1,535          1,535
       Liability..............................          659            659         1,354          1,354

NOTE 19. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                        ------------------------
                                                                           1994          1993
                                                                        ----------    ----------
                                                                         (thousands of dollars)
Assets:
  Cash and due from banks............................................   $      670    $      124
  Short-term investments.............................................       70,950        52,485
  Commercial loans...................................................          424           694
  Loans to bank subsidiaries.........................................       35,000        25,000
  Loans to other subsidiaries........................................        3,758         8,018
  Investment in bank subsidiaries....................................    1,316,668     1,193,505
  Investment in other subsidiaries...................................       15,668        13,473
  Other assets.......................................................        7,266         6,166
                                                                        ----------    ----------
     Total assets....................................................   $1,450,404    $1,299,465
                                                                         =========     =========
Liabilities and stockholders' equity:
  Long-term debt.....................................................   $  124,956    $  125,311
  Other liabilities..................................................       18,920        18,257
  Stockholders' equity...............................................    1,306,528     1,155,897
                                                                        ----------    ----------
     Total liabilities and stockholders' equity......................   $1,450,404    $1,299,465
                                                                         =========     =========

                              STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31
                                                            --------------------------------------
                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                    (thousands of dollars)
Revenue:
  Dividends from bank subsidiaries.......................   $  119,920    $  135,519    $   90,611
  Dividends from other subsidiaries......................        4,000         4,024         2,000
  Fees from subsidiaries.................................       22,859        21,566        20,005
  Investment and loan income.............................        4,897         3,784         3,834
  Other revenue..........................................        1,201         1,673           148
                                                            ----------    ----------    ----------
     Total revenue.......................................      152,877       166,566       116,598
Expense:
  Interest...............................................       12,748        13,045        13,578
  Salaries and employee benefits.........................       16,003        15,267        14,182
  Other expense..........................................       12,396        10,508        13,290
                                                            ----------    ----------    ----------
     Total expense.......................................       41,147        38,820        41,050
Income before income taxes and equity in undistributed
  income of subsidiaries.................................      111,730       127,746        75,548
Provision for income tax expense (benefits)..............       (5,413)        8,151        (5,216)
                                                            ----------    ----------    ----------
Income before equity in undistributed income of
  subsidiaries...........................................      117,143       119,595        80,764
Equity in undistributed income of subsidiaries...........       90,600        84,699        85,221
                                                            ----------    ----------    ----------
     Net income..........................................   $  207,743    $  204,294    $  165,985
                                                             =========     =========     =========

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  1994        1993         1992
                                                                --------    ---------    --------
                                                                     (thousands of dollars)
Cash flows from operating activities:
  Net income.................................................   $207,743    $ 204,294    $165,985
  Adjustments:
     Equity in undistributed income of subsidiaries..........    (90,600)     (84,699)    (85,221)
     Depreciation, amortization and accretion................        813          733         729
     (Increase) decrease in other assets.....................       (991)      10,527      (4,397)
     Increase in other liabilities...........................        185        3,153         785
     Other net...............................................         30          406       1,216
                                                                --------    ---------    --------
       Net cash provided by operating activities.............    117,180      134,414      79,097
Cash flows from investing activities:
  Net (increase) decrease in short-term investments..........    (18,465)     (18,335)     23,615
  Net decrease (increase) in commercial loans................        270          174      (1,513)
  Net (increase) decrease in loans to subsidiaries...........     (5,740)       5,978       2,566
  Purchases of premises and equipment........................     (1,031)        (902)       (328)
  Funds invested in acquisitions.............................                             (12,730)
  Capital contributions to subsidiaries......................     (5,950)        (710)    (10,300)
  Purchase of minority shares of subsidiaries................         (9)        (591)       (779)
  Net decrease (increase) in intercompany receivables........        622         (956)        168
  Other net..................................................        206          167        (451)
                                                                --------    ---------    --------
       Net cash (used in) provided by investing activities...    (30,097)     (15,175)        248
Cash flows from financing activities:
  Repayment of long-term debt................................       (380)        (366)     (6,428)
  Cash dividends.............................................    (75,081)     (67,453)    (53,204)
  Preferred stock redemption.................................                 (51,500)
  Common stock transactions..................................    (11,076)         138     (19,788)
                                                                --------    ---------    --------
       Net cash used in financing activities.................    (86,537)    (119,181)    (79,420)
                                                                --------    ---------    --------
Net increase (decrease) in cash and due from banks...........        546           58         (75)
Cash and due from banks at beginning of year.................        124           66         141
                                                                --------    ---------    --------
Cash and due from banks at end of year.......................   $    670    $     124    $     66
                                                                ========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.....................   $ 12,753    $  12,829    $ 13,672

                               [KPMG Letterhead]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Firstar Corporation:

     We have audited the accompanying consolidated balance sheets of Firstar Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstar Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          [Signature]

                                          KPMG Peat Marwick LLP

Milwaukee, Wisconsin
January 19, 1995

                      FIRSTAR CORPORATION AND SUBSIDIARIES
                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                           1994
                                                       --------------------------------------------
                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       --------    --------    --------    --------
                                                         (thousands of dollars, except per share)
Interest revenue....................................   $214,649    $225,515    $237,656    $260,167
Interest expense....................................     70,634      77,831      89,249     102,687
                                                       --------    --------    --------    --------
Net interest revenue................................    144,015     147,684     148,407     157,480
Provision for loan losses...........................      2,958       2,642       2,674       8,865
Other operating revenue.............................     83,113      84,096      82,403      85,623
Other operating expense.............................    144,203     167,148     143,314     150,260
                                                       --------    --------    --------    --------
Income before income taxes..........................     79,967      61,990      84,822      83,978
Provision for income taxes..........................     26,745      19,485      28,953      27,831
                                                       --------    --------    --------    --------
Net income..........................................   $ 53,222    $ 42,505    $ 55,869    $ 56,147
                                                       ========    ========    ========    ========
Per common share
Net income..........................................   $    .83    $    .66    $    .87    $    .86
Dividends...........................................        .26         .30         .30         .30
Stock price ranges:
  High..............................................     34 3/4      35 3/8      35 1/8      30 7/8
  Low...............................................     29 3/4      32 5/8      29 5/8      25 1/8
  Close.............................................         33      35 3/8          31      26 7/8

                                                                           1993
                                                       --------------------------------------------
                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       --------    --------    --------    --------
                                                         (thousands of dollars, except per share)
Interest revenue....................................   $217,901    $216,253    $216,549    $216,251
Interest expense....................................     78,149      75,409      74,037      71,303
                                                       --------    --------    --------    --------
Net interest revenue................................    139,752     140,844     142,512     144,948
Provision for loan losses...........................      6,334       5,328       6,789       6,116
Other operating revenue.............................     79,325      84,285      88,058      90,597
Other operating expense.............................    141,739     144,882     147,885     153,238
                                                       --------    --------    --------    --------
Income before income taxes..........................     71,004      74,919      75,896      76,191
Provision for income taxes..........................     20,978      24,522      24,541      23,675
                                                       --------    --------    --------    --------
Net income..........................................   $ 50,026    $ 50,397    $ 51,355    $ 52,516
                                                       ========    ========    ========    ========
Per common share
Net income..........................................   $    .78    $    .78    $    .79    $    .80
Dividends...........................................        .22         .26         .26         .26
Stock price ranges:
  High..............................................     35 7/8      37 1/4      34 1/8      35 3/8
  Low...............................................     29 7/8      29 1/2      31 5/8      29 3/8
  Close.............................................     33 7/8      32 1/2      33 5/8      30 3/4

                      FIRSTAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND FINANCIAL RATIOS

                                                            YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                1994       1993       1992       1991       1990
                                              --------   --------   --------   --------   --------
                                                 (thousands of dollars, except per share data)
INTEREST REVENUE
Loans.......................................  $761,672   $685,530   $693,594   $757,069   $769,384
Securities..................................   165,975    174,652    191,736    206,577    195,366
Other.......................................    10,340      6,772     13,191     18,033     28,288
                                              --------   --------   --------   --------   --------
  Total interest revenue....................   937,987    866,954    898,521    981,679    993,038
INTEREST EXPENSE
Deposits....................................   262,128    261,634    321,405    438,799    474,114
Short-term borrowed funds...................    65,408     23,811     23,423     45,434     70,410
Long-term debt..............................    12,865     13,453     14,541     16,850     18,560
                                              --------   --------   --------   --------   --------
  Total interest expense....................   340,401    298,898    359,369    501,083    563,084
                                              --------   --------   --------   --------   --------
NET INTEREST REVENUE........................   597,586    568,056    539,152    480,596    429,954
Provision for loan losses...................    17,139     24,567     44,821     50,276     49,161
                                              --------   --------   --------   --------   --------
NET INTEREST REVENUE AFTER LOAN LOSS
  PROVISION.................................   580,447    543,489    494,331    430,320    380,793
OTHER OPERATING REVENUE
Trust and investment management fees........   117,872    110,185     95,926     80,813     70,051
Service charges on deposit accounts.........    72,366     74,071     66,301     59,368     50,250
Credit card service revenue.................    55,779     53,316     51,867     54,594     51,562
Other.......................................    89,218    104,693     86,673     77,760     76,438
                                              --------   --------   --------   --------   --------
  Total other operating revenue.............   335,235    342,265    300,767    272,535    248,301
OTHER OPERATING EXPENSE
Salaries and employee benefits..............   325,906    316,848    287,607    266,757    245,571
Equipment expense...........................    49,251     48,139     48,720     42,483     39,774
Net occupancy expense.......................    45,914     48,731     44,408     42,252     35,708
Other.......................................   183,854    174,026    176,831    164,044    143,747
                                              --------   --------   --------   --------   --------
  Total other operating expense.............   604,925    587,744    557,566    515,536    464,800
                                              --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES..................   310,757    298,010    237,532    187,319    164,294
Provision for income taxes..................   103,014     93,716     71,547     52,988     46,837
                                              --------   --------   --------   --------   --------
NET INCOME..................................  $207,743   $204,294   $165,985   $134,331   $117,457
                                              ========   ========   ========   ========   ========
Per common share:
  Net income................................  $   3.22   $   3.15   $   2.62   $   2.14   $   1.82
  Dividends.................................      1.16       1.00        .80       .705       .635
Return on average total assets..............      1.51%      1.59%      1.36%      1.16%      1.06%
Return on average common equity.............     16.97      18.61      17.43      15.85      14.83
Dividend payout ratio.......................     36.02      31.75      30.53      32.94      34.89
Equity as a percentage of assets:
  At year-end...............................      8.65       8.38       7.96       7.44       7.03
  Average for the year......................      8.87       8.79       8.06       7.50       7.41
Full-time equivalent staff (at year-end)....     8,716      8,608      8,246      7,709      7,791
Number of common stockholders (at
  year-end).................................     9,896      9,990      9,652      8,742      9,422
Average common shares outstanding (000's)...    64,611     63,747     61,879     60,998     61,218

                      FIRSTAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND RATE ANALYSIS

                                           1994                              1993                              1992
                              -------------------------------   -------------------------------   -------------------------------
                                AVERAGE               AVERAGE     AVERAGE               AVERAGE     AVERAGE               AVERAGE
                                BALANCE     INTEREST   RATE       BALANCE     INTEREST   RATE       BALANCE     INTEREST   RATE
                              -----------   --------  -------   -----------   --------  -------   -----------   --------  -------
                                                                    (thousands of dollars)
ASSETS
Interest-bearing deposits
 with banks................   $     4,902   $    288    5.88%   $    33,043   $  1,385    4.19%   $    67,864   $  2,608    3.84%
Federal funds sold and
 resale agreements.........       200,039      8,841    4.42        147,744      4,602    3.11        277,075      9,791    3.53
Trading securities.........        22,123      1,560    7.05         17,332        985    5.68         15,514      1,012    6.52
Securities:
 Taxable...................     2,046,687    122,790    6.00      2,005,584    129,593    6.46      1,913,174    140,652    7.35
 Nontaxable................       913,442     64,993    7.12        923,451     67,780    7.34        931,803     74,934    8.04
                              -----------   --------            -----------   --------            -----------   --------
   Total securities........     2,960,129    187,783    6.34      2,929,035    197,373    6.74      2,844,977    215,586    7.58
Loans:
 Commercial................     5,519,600    448,190    8.12      4,936,620    385,322    7.81      4,519,772    382,129    8.45
 Consumer..................     3,741,809    320,347    8.56      3,396,343    306,658    9.03      3,115,162    319,102   10.24
                              -----------   --------            -----------   --------            -----------   --------
   Total loans.............     9,261,409    768,537    8.30      8,332,963    691,980    8.30      7,634,934    701,231    9.18
                              -----------   --------            -----------   --------            -----------   --------
 Interest earning assets...    12,448,602    967,009    7.77     11,460,117    896,325    7.82     10,840,364    930,228    8.58
Reserve for loan losses....      (175,393)                         (173,224)                         (160,642)
Cash and due from banks....       873,275                           938,407                           855,297
Other assets...............       650,363                           631,939                           634,794
                              -----------                       -----------                       -----------
     Total assets..........   $13,796,847                       $12,857,239                       $12,169,813
                              ===========                       ===========                       ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand....   $ 1,412,178   $ 18,173    1.29%   $ 1,418,061   $ 23,666    1.67%   $ 1,280,893   $ 31,977    2.50%
Money market accounts......     1,580,884     44,416    2.81      1,555,455     38,968    2.51      1,538,279     49,555    3.22
Savings passbook...........     1,542,044     36,112    2.34      1,490,209     38,214    2.56      1,239,367     40,247    3.25
Certificates of deposit....     3,605,420    163,427    4.53      3,537,120    160,786    4.55      3,734,726    199,626    5.35
Short-term borrowed
 funds.....................     1,525,982     65,408    4.29        822,580     23,811    2.89        692,879     23,423    3.38
Long-term debt.............       126,184     12,865   10.20        133,135     13,453   10.10        146,748     14,541    9.91
                              -----------   --------            -----------   --------            -----------   --------
 Interest-bearing
   liabilities.............     9,792,692    340,401    3.48      8,956,560    298,898    3.34      8,632,892    359,369    4.16
Demand deposits............     2,533,883                         2,531,844                         2,323,260
Other liabilities..........       246,323                           238,645                           232,773
Stockholders' equity.......     1,223,949                         1,130,190                           980,888
                              -----------                       -----------                       -----------
     Total liabilities and
       stockholders'
       equity..............   $13,796,847                       $12,857,239                       $12,169,813
                              ===========                       ===========                       ===========
Net interest
 revenue/margin............                 $626,608    5.03%                 $597,427    5.21%                 $570,859    5.27%
                                            ========                          ========                          ========

                                           1991                                1990
                             ---------------------------------   ---------------------------------
                               AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                               BALANCE      INTEREST    RATE       BALANCE      INTEREST    RATE
                             -----------   ----------  -------   -----------   ----------  -------

ASSETS
Interest-bearing deposits
 with banks................  $    59,003   $    4,238    7.18%   $    64,772   $    5,668    8.75%
Federal funds sold and
 resale agreements.........      232,272       13,016    5.60        265,280       21,572    8.13
Trading securities.........       13,089          989    7.56         15,068        1,331    8.83
Securities:
 Taxable...................    1,881,714      155,821    8.28      1,701,890      147,506    8.67
 Nontaxable................      813,033       75,327    9.26        734,592       71,133    9.68
                             -----------   ----------            -----------   ----------
   Total securities........    2,694,747      231,148    8.58      2,436,482      218,639    8.97
Loans:
 Commercial................    4,399,308      439,212    9.98      4,247,266      462,684   10.89
 Consumer..................    2,917,125      328,633   11.27      2,754,243      319,319   11.59
                             -----------   ----------            -----------   ----------
   Total loans.............    7,316,433      767,845   10.49      7,001,509      782,003   11.17
                             -----------   ----------            -----------   ----------
 Interest earning assets...   10,315,544    1,017,236    9.86      9,783,111    1,029,213   10.52
Reserve for loan losses....     (144,714)                           (124,955)
Cash and due from banks....      810,141                             838,644
Other assets...............      641,521                             607,499
                             -----------                         -----------
     Total assets..........  $11,622,492                         $11,104,299
                             ===========                         ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand....  $ 1,086,022   $   45,490    4.19%   $   958,890   $   44,370    4.63%
Money market accounts......    1,356,638       67,690    4.99      1,235,677       71,653    5.80
Savings passbook...........    1,017,324       48,789    4.80        945,242       48,199    5.10
Certificates of deposit....    4,048,706      276,830    6.84      3,943,226      309,892    7.86
Short-term borrowed
 funds.....................      840,780       45,434    5.40        913,330       70,410    7.71
Long-term debt.............      167,833       16,850   10.04        181,797       18,560   10.21
                             -----------   ----------            -----------   ----------
 Interest-bearing
   liabilities.............    8,517,303      501,083    5.88      8,178,162      563,084    6.89
Demand deposits............    2,001,692                           1,877,794
Other liabilities..........      231,662                             225,920
Stockholders' equity.......      871,835                             822,423
                             -----------                         -----------
     Total liabilities and
       stockholders'
       equity..............  $11,622,492                         $11,104,299
                             ===========                         ===========
Net interest
 revenue/margin............                $  516,153    5.00%                 $  466,129    4.76%
                                           ==========                          ==========

   Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35% in 1994 and 1993 and 34% in 1992, 1991 and 1990. The rate calculations include the effect of certain loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Notice of the 1995 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

     The executive officers of Firstar Corporation are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Notice of the 1995 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Notice of the 1995 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Notice of the 1995 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following financial statements of Firstar Corporation are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Balance Sheets as of December 31, 1994 and 1993

          Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(A)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(A)3. EXHIBITS

       3.1     Articles of incorporation of Firstar Corporation
       3.2     By-Laws of Firstar Corporation (incorporated by reference to Exhibit 3.2 of the
               Form 10-K for the year ended December 31, 1991)
       4.2     Indenture dated as of June 1, 1986 between Firstar Corporation and Chemical
               Bank, as Trustee, relating to 10% Notes due June 1, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration No. 33-5932 of
               Firstar)
       4.3     Indenture dated as of May 1, 1988 between Firstar Corporation and Chemical
               Bank, as Trustee, relating to 10 1/4% Subordinated Notes due May 1, 1998
               (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration
               No. 33-21527 of Firstar)
       4.4     Shareholder Rights Plan of Firstar Corporation (incorporated by reference to
               Exhibit 4 of Form 8-K dated January 19, 1989 of Firstar)
      10.1     Collective Bargaining Agreement between Firstar Bank Milwaukee, N.A. and
               Firstar Bank Milwaukee Employees Association dated July 30, 1993 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of Firstar for the quarter ended
               September 30, 1993)
      10.3     Directors' Deferred Compensation Plan, as amended (incorporated by reference to
               Exhibit 10.3 of the Annual Report Form 10-K of Firstar for the year ended
               December 31, 1988)
      10.4*    Key Executive Employment and Severance Agreement, as amended (incorporated by reference to Exhibit 10.4 of the Form 10-Q of Firstar for the quarter ended
               September 30, 1993)
      10.5     First Colonial Bankshares Corporation 1988 Stock Option Plan, as amended, assumed by Firstar (incorporated by reference to Exhibits 4.1 to 4.10 of
               Registration No. 33-57521 of Firstar)
      10.7*    1988 Incentive Stock Plan, as amended (incorporated by reference to Exhibit A of the Notice of the 1994 Annual Meeting and Proxy Statement of Firstar)
      10.8*    Annual Executive Incentive Plan, as amended (incorporated by reference to
               Exhibit B of the Notice of the 1994 Annual Meeting and Proxy Statement of
               Firstar)
      10.9*    Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Form 10-Q of Firstar for the quarter ended September 30, 1993)
      10.10    Form of Indemnity Agreement between Firstar Corporation and its directors
               (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q of Firstar for the quarter ended September 30, 1988)
      21.      Subsidiaries of Firstar Corporation
      23.      Consent of independent auditors
      24.      Powers of attorney
      27.      Financial data schedule

- ------------
* Executive Compensation Plans

     A copy of the exhibits listed herein can be obtained by writing to Mr. William H. Risch, Senior Vice President-Finance and Treasurer, Firstar Corporation, P.O. Box 532, Milwaukee, Wisconsin 53201.

(B) No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTAR CORPORATION

                                          --------------------------------------
                                          Roger L. Fitzsimonds
March 20, 1995                            Chairman and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

- -----------------------------------------------                    March 20, 1995
Roger L. Fitzsimonds
Chairman, Chief Executive Officer and director

                                                                   March 20, 1995
- -----------------------------------------------
John A. Becker
President, Chief Operating Officer and director

                                                                   March 20, 1995
- -----------------------------------------------
William H. Risch
Senior Vice President-Finance and Treasurer
(principal finance and accounting officer)

                                   DIRECTORS

Michael E. Batten*        John H. Hendee, Jr.*   Daniel F. McKeithan, Jr.*
Robert C. Buchanan*       Jerry M. Hiegel*       George W. Mead II*
George M. Chester, Jr.*   Joe Hladky*            Guy A. Osborn*
Roger H. Derusha*         C. Paul Johnson*       Judith D. Pyle*
James L. Forbes*          James H. Keyes*        Clifford V. Smith, Jr.*
Holmes Foster*            Sheldon B. Lubar*      William W. Wirtz*
Joseph F. Heil, Jr.*

*By                                                              March 20, 1995
- ---------------------------------------------
  William H. Risch
  Attorney-in-Fact

                               INDEX TO EXHIBITS



  Exhibit Number
      3.1                 Articles of Incorporation of Firstar Corporation

       21                 Subsidiaries of Firstar Corporation

       23                 Consent of Independent Auditors

       24                 Powers of attorney

       27                 Financial data schedule