Form 10-Q
period 1995-03-31
FIRSTAR CORP /WI/
filed 1995-05-15
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 1995       COMMISSION FILE NUMBER 1-2981




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

As of May 1, 1995, 76,263,317 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7

         Additional Financial Data                              13


PART II.  OTHER INFORMATION

Item 5.  Other Information                                      15

Item 6.  Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                      15














FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------
                                                          March 31    December 31     March 31
(thousands of dollars)                                      1995          1994          1994
                                                        ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $     894,016 $   1,090,636 $   1,439,383
Interest-bearing deposits with banks                          4,201         4,777         7,821
Federal funds sold and resale agreements                    222,663       351,304       252,515
Trading securities                                           12,922        29,050        18,967
Securities held to maturity (market value $3,965,401
    $3,606,979 and $3,208,417 on March 31, 1995,
   December 31, 1994 and March 31, 1994)                  3,987,903     3,702,232     3,215,324
Securities available for sale                               165,601       222,719       186,761
Loans:
Commercial and industrial                                 2,938,264     2,934,609     2,729,626
Real estate                                               2,813,114     2,774,185     2,501,295
Other                                                       964,250       963,883       875,682
                                                        ------------  ------------  ------------
  Commercial loans                                        6,715,628     6,672,677     6,106,603

Credit card                                                 533,442       575,278       504,401
Real estate - mortgage                                    1,600,666     1,513,289     1,455,531
Home equity                                                 723,154       662,681       577,339
Other                                                     1,455,730     1,463,799     1,396,975
                                                        ------------  ------------  ------------
  Consumer loans                                          4,312,992     4,215,047     3,934,246
                                                        ------------  ------------  ------------
     Total loans                                         11,028,620    10,887,724    10,040,849
     Reserve for loan losses                               (192,355)     (186,930)     (188,454)
                                                        ------------  ------------  ------------
        Loans - net                                      10,836,265    10,700,794     9,852,395

Bank premises and equipment                                 327,268       319,304       292,148
Customer acceptance liability                                27,866        13,466        24,465
Other assets                                                452,173       436,771       402,747
                                                        ------------  ------------  ------------
     Total assets                                     $  16,930,878 $  16,871,053 $  15,692,526
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   2,898,301 $   3,086,455 $   2,890,517
    Interest-bearing demand                               1,548,278     1,691,123     1,635,326
    Money market accounts                                 2,057,380     1,983,565     1,908,767
    Savings passbook                                      1,741,467     1,809,973     1,873,515
    Certificates of deposit                               4,602,619     4,199,838     3,977,909
                                                        ------------  ------------  ------------
        Total deposits                                   12,848,045    12,770,954    12,286,034

Short-term borrowed funds                                 2,144,935     2,196,478     1,650,308
Long-term debt                                              185,231       149,734       150,508
Bank acceptances outstanding                                 27,866        13,466        24,465
Other liabilities                                           260,836       280,599       232,734
                                                        ------------  ------------  ------------
        Total liabilities                                15,466,913    15,411,231    14,344,049

Stockholders' equity:
  Preferred stock                                            19,388        19,388        20,125
  Common stock                                               92,127        92,662        90,779
    Issued: March 31, 1995, 73,701,239 shares
    Issued: December 31, 1994, 74,129,315 shares
    Issued: March 31, 1994, 72,917,676 shares
  Capital surplus                                           203,604       220,906       203,539
  Retained earnings                                       1,151,979     1,139,024     1,040,407
  Treasury stock                                             (2,600)      (10,669)       (5,574)
    Held: March 31, 1995, 478,653 shares
    Held: December 31, 1994, 792,303 shares
    Held: March 31, 1994, 637,611 shares
   Restricted stock                                            (426)         (435)         (665)
   Unrealized losses on securities available for sale          (107)       (1,054)         (134)
                                                        ------------  ------------  ------------
     Total Stockholders' equity                           1,463,965     1,459,822     1,348,477
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  16,930,878 $  16,871,053 $  15,692,526
                                                        ============  ============  ============


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------
                                                 Three Months Ended
                                                      March 31
(thousands of dollars, except per share data)       1995       1994
                                              ----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  239,533 $  193,579
Securities                                        59,274     44,730
Interest-bearing deposits with banks                  58         84
Federal funds sold and resale agreements           2,967      1,762
Trading securities                                   218        239
                                               ---------- ----------
     Total interest revenue                      302,050    240,394

INTEREST EXPENSE
Deposits                                          95,943     65,819
Short-term borrowed funds                         30,385     10,058
Long-term debt                                     3,638      3,423
                                               ---------- ----------
     Total interest expense                      129,966     79,300

NET INTEREST REVENUE                             172,084    161,094
Provision for loan losses                         12,936      3,557
                                               ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           159,148    157,537

OTHER OPERATING REVENUE
Trust and investment management fees              31,684     30,838
Service charges on deposit accounts               19,638     20,410
Credit card service revenue                       13,954     12,369
Data processing fees                               4,919      5,058
Securities (losses) gains                         (5,683)       649
Other revenue                                     20,596     18,906
                                               ---------- ----------
     Total other operating revenue                85,108     88,230

OTHER OPERATING EXPENSE
Salaries                                          77,749     72,494
Employee benefits                                 18,760     17,852
Equipment expense                                 13,555     13,197
Net occupancy expense                             13,846     13,198
Net other real estate revenue                       (395)      (299)
Restructuring expense                             19,857
Other expense                                     48,944     43,229
                                               ---------- ----------
     Total other operating expense               192,316    159,671

INCOME BEFORE INCOME TAXES                        51,940     86,096
Applicable income taxes                           16,728     28,622
                                               ---------- ----------
NET INCOME                                    $   35,212 $   57,474
                                               ========== ==========
Net income applicable to common stock         $   34,873 $   57,122
                                               ========== ==========
PER COMMON SHARE
Net income                                    $.48       $.79
Dividends                                      .30        .26


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                  March 31
(thousands of dollars)                                                         1995           1994
- ------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     34,873   $     57,122
   Adjustments:
      Provision for loan losses                                                 12,936          3,557
      Depreciation, amortization, and accretion                                  7,476          9,443
      Net  increase in trading securities                                       16,128         (6,476)
      Net  decrease in loans held for resale                                    13,649        115,232
      Gains on sale of assets                                                   (1,315)          (464)
      (Increase) decrease in other assets                                      (14,769)           722
      (Decrease) increase in other liabilities                                 (18,203)         6,030
      Other net                                                                   (364)          (113)
                                                                          -------------  -------------
            Net cash provided by operating activities                           50,411        185,053
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                 128,641         39,417
      Net decrease (increase) in interest-bearing deposits with banks              576           (130)
      Purchase of securities available for sale                                   (489)             0
      Sale of securities available for sale                                    119,563              0
      Maturities of securities held to maturity                                337,580        275,512
      Purchase of securities held to maturity                                 (633,802)      (311,776)
      Net increase in loans                                                   (136,601)      (135,576)
      Cash acquired in acquisitions                                                294              0
      Proceeds from sale of other real estate                                      804          3,927
      Purchase of bank premises and equipment                                  (16,726)       (19,057)
      Proceeds from sale of bank premises and equipment                            161             35
                                                                          -------------  -------------
            Net cash used in  investing activities                            (199,999)      (147,648)
Cash Flows from Financing Activities:
      Net increase (decrease) in deposits                                        3,163       (393,291)
      Net (decrease) increase in short-term borrowed funds                     (64,316)       503,511
      Issuance of  long-term debt                                               58,500              0
      Repayment of long-term debt                                               (1,500)        (2,777)
      Common stock transactions                                                (20,621)        (1,885)
      Cash dividends                                                           (22,258)       (18,423)
                                                                          -------------  -------------
            Net cash (used in) provided by financing activities                (47,032)        87,135
Net (decrease) increase in cash and due from banks                            (196,620)       124,540
Cash and due from banks at beginning of period                               1,090,636      1,314,843
                                                                          -------------  -------------
Cash and due from banks at end of period                                  $    894,016   $  1,439,383
                                                                          =============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    129,966   $     76,097
      Income taxes                                                               5,813         10,639

Transfer to other real estate from loans                                  $      1,966   $      1,688


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- -------------------------------------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1994.

2. Mergers and Acquisitions

   On January 31, 1995, Firstar Corporation completed its merger with First Colonial Bankshares Corporation, a $1.8 billion banking company, in a transaction accounted for as a pooling of interests. Firstar issued .7725 shares of Firstar common stock for each share of First Colonial Bankshares Corporation common stock. The total number of shares of Firstar common stock issued was approximately 7,700,000 shares. All financial information has been restated to reflect this transaction.

   On March 31, 1995, Firstar Corporation completed its acquisition of First Moline Financial Corporation, an $80 million thrift holding company. The transaction was accounted for as a purchase with the issuance of 313,650 shares of Firstar common stock.

   On April 28, 1995, Firstar Corporation completed the acquisition of
   Investors Bank Corp., a $1 billion banking company.   The transaction
   will be accounted for as a pooling of interests through the issuance of approximately 3,000,000 shares of Firstar common stock. All financial information will be restated to reflect this transaction.


3. Securities

   The amortized cost and approximate market values of securities held to maturity are as follows:

                                                     March 31, 1995
                                                     -------------------------------------------------
                                                                                            Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains        Losses       Value
                                                     -----------  ----------  ------------  ----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $  1,805,107 $     6,800 $     (34,407)$ 1,777,500
   Mortgage backed obligations of federal agencies    1,012,832       9,927        (4,726)  1,018,033
   State and political subdivisions                   1,022,307      10,741       (10,682)  1,022,366
   Corporate debt                                        36,408          82          (237)     36,253
   Equity securities                                     47,938           0             0      47,938
   Other                                                 63,311           0             0      63,311
                                                     -----------  ----------  ------------  ----------
     Total                                         $  3,987,903 $    27,550 $     (50,052)$ 3,965,401
                                                     ===========  ==========  ============  ==========









FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- ----------------------------  -------------------------------------------------

4. Nonperforming Assets and Past Due Loans

                                                                   March 31   December 31    March 31
                                                                     1995         1994         1994
                                                                  ----------  ------------  ----------
   Nonaccrual loans:
      Commercial                                                $    26,722 $      29,710 $    41,307
      Commercial - real estate                                       35,545        28,993      28,122
      Consumer                                                       12,201         7,726       8,438
                                                                  ----------  ------------  ----------
                                                                     74,468        66,429      77,867
   Renegotiated loans:
      Commercial                                                         69            71         820
      Commercial - real estate                                          644           674         701
                                                                  ----------  ------------  ----------
                                                                        713           745       1,521
   Other real estate                                                  8,800        11,256      12,328
                                                                  ----------  ------------  ----------
        Total                                                   $    83,981 $      78,430 $    91,716
                                                                  ==========  ============  ==========

   Nonperforming assets as a percent of:
     Loans and other real estate                                       0.76 %        0.72 %      0.91 %
     Total assets                                                      0.50          0.46        0.58

   Loans past due 90 days and still accruing
      Commercial                                                $    16,218 $       7,432 $     9,211
      Commercial - eeal estate                                       10,147         3,760       9,138
      Consumer                                                       13,941        15,709      13,261
                                                                  ----------  ------------  ----------
      Total                                                     $    40,306 $      26,901 $    31,610
                                                                  ==========  ============  ==========

4. Reserve for Loan Losses

                                                                                Three Months Ended
                                                                                       March 31
                                                                              ------------------------
                                                                                  1995         1994
                                                                              ------------  ----------
   Balance - beginning of period
     As previously reported                                                 $     172,606 $   174,873
     Adjustments for pooling of interests                                          14,324      11,860
                                                                              ------------  ----------
   Balance - as restated                                                          186,930     186,733
   Provision for loan losses                                                       12,936       3,557
   Loan recoveries                                                                  3,915       4,268
   Loan charge-offs                                                               (12,291)     (7,315)
   Reserves of acquired banks                                                         865       1,211
                                                                              ------------  ----------
   Balance - end of period                                                  $     192,355 $   188,454
                                                                              ============  ==========

   Net charge-offs to average loans                                           .31         % .13       %
   Reserve to period-end loans                                                1.74          1.88


   Firstar adopted Financial Accounting Standards Board Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan on January 1, 1995. These statements establish procedures for determining the appropriate reserve for loan losses for loans deemed impaired.
   The calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Firstar has identified $62.3 million of loans considered to be impaired. Income recognition for these loans is limited to actual cash receipts. These statements did not have any impact on the current level of the reserve for loan losses and is not expected to effect 1995 operating results.

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- -------------------------------------------------------------------------------

6. Changes in Stockholders' Equity

                                                                                Three Months Ended
                                                                                     March 31
                                                                              ------------------------
                                                                                  1995         1994
                                                                              ------------  ----------
   Balance - beginning of period
     As previously reported                                                 $   1,306,528 $ 1,155,897
     Adjustments for pooling of interests                                         153,294     156,264
                                                                              ------------  ----------
   Balance - as restated                                                        1,459,822   1,312,161
     Net income                                                                    35,212      57,474
     Common stock issued                                                            4,856       2,385
     Common stock retired                                                         (22,693)          0
     Preferred stock converted                                                          0      (1,200)
     Treasury stock issued                                                          8,069           0
     Treasury stock purchased                                                           0      (2,540)
     Restricted stock transactions                                                     10          (6)
     Unrealized losses on securities
      Available for sale                                                              947      (1,234)
     Dividends - common stock                                                     (21,922)    (18,211)
               - preferred stock                                                     (336)       (352)
                                                                              ------------------------
   Balance - end of period                                                  $   1,463,965 $ 1,348,477
                                                                              ========================

7. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk as of March 31, 1995.

                                                                  March 31, 1995
                                         -------------------------------------------------------------
                                                                                              Market
                              12-31-94                 Average     Average      Weighted      Value
                              Notional   Notional      Receive       Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  ----------  ------------  ----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      290 $      290          5.33 %      6.23 %    3.1 yr   $     (14.0)
       Other                        75         75          6.99        7.35      1.0             (0.8)
   Receive variable                 77         77          5.96        6.79      1.4             (1.3)
   Periodic caps                   930        930          4.88        6.01      2.1            (17.0)

   Interest rate floors*           301        391          5.05                  4.4              3.1
   Interest rate caps*              80         40          6.33                   .4              0.3
                              ---------  ---------                                          ----------
                            $    1,753 $    1,803                                         $     (29.7)
                              =========  =========                                          ==========

   * Interest rate floors and caps provide for the receipt of payments when the index interest rate is below or above the predetermined rate.


<\TABLE.
                                         -6-
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation reported net income for the three months ended March 31, 1995 of $35.2 million, or $.48 per common share, down from $57.5 million, or $.79 per common share, for the same period last year. Return on common equity was 9.83% for the first three months of the year, compared with 17.66% for the same period last year, while return on assets was .86% compared to 1.56% during the same period last year. Earnings declined as a result of merger related restructuring charges taken in the first quarter of 1995. Without these charges, net income would have been $57.4 million, or $.78 per share;
return on equity would have been 16.07% and return on assets 1.40%. Table 1 shows the components of net interest revenue, net income and net interest margin.


Table 1.  Condensed income statements - taxable equivalent basis

                                                   Three Months Ended March 31
                                                   -----------------------------
                                                    1995      1994      Change
                                                   ------  ----------  ---------
                                                   (millions of dollars)
Interest revenue                                 $ 302.0 $     240.4 $     61.6
Taxable-equivalent adjustment                        8.5         8.3        0.2
                                                   ------  ----------  ---------
  Interest revenue - taxable-equivalent            310.5       248.7       61.8
Interest  expense                                  130.0        79.3       50.7
                                                   ------  ----------  ---------
  Net  interest  revenue - taxable-equivalent      180.5       169.4       11.1
Provision for loan losses                           12.9         3.5        9.4
Other operating revenue                             85.1        88.2       (3.1)
Other operating expense                            192.3       159.7       32.6
                                                   ------  ----------  ---------
  Income before income taxes                        60.4        94.4      (34.0)
Provision for income taxes                          16.7        28.6      (11.9)
Taxable-equivalent adjustment                        8.5         8.3        0.2
                                                   ------  ----------  ---------
Net income                                       $  35.2 $      57.5 $    (22.3)
                                                   ======  ==========  =========

Yield on earning assets                             8.31 %      7.50 %     0.81 %
Cost of interest-bearing liabilities                4.36        3.07       1.29
                                                   ------  ----------  ---------
Interest spread                                     3.95        4.43      (0.48)
Impact of interest-free funds                       0.87        0.67       0.20
                                                   ------  ----------  ---------
  Net interest margin                               4.82 %      5.10 %    (0.28)%
                                                   ======  ==========  =========

  In the first quarter of 1995 certain merger and restructuring charges were taken in connection with completed acquisitions. These expenses totaled $34.4 million pre-tax and reduced net income by $22.1 million, or 30 cents per share as shown in Table 2. This action will enable Firstar to begin realizing the long-term benefits of these transactions more quickly.



[CAPTION]


Table 2.  Merger and restructuring costs
                                                             Three
                                                             Months
                                                             Ended
                                                            3-31-95
                                                           ----------
                                                   (thousands of dollars)

Additional loan loss provisions                          $     8,794
Losses on sales of securities                                  5,709

Restructuring expenses:
  Employee severence                                          10,400
  Facilities and equipment                                     4,032
  Professional fees                                            2,042
  Other                                                        3,383
                                                           ----------
                                                              19,857
                                                           ----------
Total pre-tax costs                                           34,360
Income tax benefit                                            12,248
                                                           ----------
  Total                                                  $    22,112
                                                           ==========

Per common share impact                                  $      0.30



  Additional loan loss provisions of $8.8 million were taken to increase the new acquisitions' loan loss reserve levels to conform with Firstar's policy. Also, securities not compatible with Firstar's investment policy were sold with a resulting loss of $5.7 million. These funds, totaling $120 million, were redeployed in the securities portfolio with a resulting increase in the net yield which will recover the realized loss within one year.

  A restructuring charge totaling $19.9 million is included in operating expenses. Included in this charge was $10.4 million of costs associated with the severance of approximately 400 employees, $4.0 million related with office closings and write-off of unusable equipment, $2.1 million of professional fees and $3.4 million of other costs associated with the merger. The restructuring charge of $19.9 million consists of $14.6 million in anticipated cash expenditures and $5.3 million of non-cash asset write-downs. All cash expenditures associated with restructuring charges should be made by the end of 1995.

  Net interest revenue during the first three months of 1995, on a taxable equivalent basis, was $180.6 million which was $11.2 million, or 7%, above the level of the same period last year. The net interest margin was 4.82% during the first three months compared to 5.10% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, up 12.8% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed as a result of narrowing interest rate spreads between earning assets and liabilities.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 24.9% to $310.5 million during the first three months of 1995 compared to the same period last year. This resulted from a 12.8% increase in average earning assets, along with higher interest rates. The rate received on earning assets increased from 7.50% in the first three months of 1994 to 8.31% in the same period in 1995. Loan revenue increased $46.1 million, or 23.6%, in the first three months of 1995 compared to the same period last year. The increased loan balances, up 10.7% from the same period last year, accounted for the increase in revenue. Interest revenue from commercial loans increased $33.5 million due to both higher balances and rates.

  Total interest expense was $130.0 million during the first three months in 1995, an increase of $50.7 million, or 63.9%, from the same period last year. Interest rates on liabilities increased from 3.07% in 1994 to 4.36% in 1995, which was a major factor in the increase of expense. Expense on total deposits increased $30.1 million, or 45.8%, in the first three months of 1995 compared to the same period last year, due primarily to higher interest rates.
 Interest paid on short-term borrowed funds increased by $20.3 million, or 102.1%, due to both higher average balances and rates.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $3.4 million and net interest margin by .09% during the first quarter of 1995. This compares to an increase in net interest revenue of $2.0 million and an increase in net interest margin of .06% in the same period of 1994. Using a most likely interest rate scenario, it is expected that derivative financial instruments will result in a reduction of net interest margin of approximately .10% during the next twelve months.

Table 3.  Analysis of interest revenue and expense

                                                                 Three Months Ended March 31
                                                   ---------------------------------------------------------------
                                                         Interest            Total                 Due to
                                                   ---------------------                --------------------------
                                                      1995       1994        Change        Volume         Rate
                                                   ----------  ---------  ------------  ------------  ------------
                                                                        (thousands of dollars)
Interest-bearing deposits
  with banks                                     $        58 $       84 $         (26)$         (34)$           8
Federal funds sold and
  resale agreements                                    2,967      1,762         1,205           (56)        1,261
Trading securities                                       270        308           (38)          (74)           36
Securities                                            65,883     51,324        14,559        10,814         3,745
Commercial loans                                     146,640    113,121        33,519        13,770        19,749
Consumer loans                                        94,713     82,102        12,611         8,250         4,361
                                                   ----------  ---------  ------------
  Total loans                                        241,353    195,223        46,130        22,135        23,995
                                                   ----------  ---------  ------------
  Total interest revenue                             310,531    248,701        61,830        33,608        28,222

Interest-bearing demand                                6,890      5,098         1,792          (141)        1,933
Money market accounts                                 21,191     10,775        10,416         1,586         8,830
Savings passbook                                      11,622     10,384         1,238          (247)        1,485
Certificates of deposit                               56,240     39,562        16,678         7,887         8,791
                                                   ----------  ---------  ------------
  Total deposits                                      95,943     65,819        30,124         6,090        24,034
Short-term borrowed funds                             30,385     10,058        20,327         8,390        11,937
Long-term debt                                         3,638      3,423           215           250           (35)
                                                   ----------  ---------  ------------
  Total interest expense                             129,966     79,300        50,666        13,455        37,211
                                                   ----------  ---------  ------------
  Net interest revenue                           $   180,565 $  169,401 $      11,164        22,473       (11,309)
                                                   ==========  =========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.


  The provision for loan losses of $12.9 million was $9.4 million higher than last year, with net charge-offs increasing $5.3 million from the same period last year. As discussed previously, $8.8 million of this increase was a merger related adjustment to loan loss reserve levels. Net charge-offs for the first three months were at a level of .31% of average outstanding loans compared to .13% a year earlier. One-half of the quarter's charge-offs was the result of conforming the new banks' charge-off policies to Firstar's standards. The reserve for loan losses represented 1.74% of total loans at March 31, 1995, up from the the year-end level of 1.72% and down from 1.88% a year earlier.

  Nonperforming assets were $84.0 million at March 31, 1995, which amounted to .76% of total loans and other real estate. This was a $5.6 million increase from the December 31, 1994 level. Nonperforming real estate related assets increased $4.1 million during the first quarter. Commercial nonperforming loans decreased $3.0 million and consumer nonperforming loans increased $4.5 million. Real estate related nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at March 31, 1995 of $45.0 million, or 54%, of total nonperforming assets. Commercial nonperforming assets currently represent $26.8 million, or 32% of the nonperforming portfolio.

  Other operating revenue, excluding securities gains and losses, increased by 3.7% to a level of $90.8 million in the first three months of 1995 compared to the same period last year. Firstar continues to emphasize growth in non-interest revenue although recent quarterly growth trends have been lower than previously experienced. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities.
Table 4 shows the composition of other operating revenue.

                                      -9-
Table 4.  Other operating revenue
                                                                   Three Months Ended
                                                                       March 31, 1995
                                                               ----------------------------------------
                                                                   1995          1994         Change
                                                               ------------  ------------  ------------
                                                               (thousands of dollars)
Trust and investment management fees                         $      31,684 $      30,838           2.7 %
Service charges on deposit accounts                                 19,638        20,410          (3.8)
Credit card service revenue                                         13,954        12,369          12.8
Data processing fees                                                 4,919         5,058          (2.7)
Mortgage loan servicing                                              4,151         2,078          99.8
Mortgage loan origination                                              693         3,294         (79.0)
Insurance revenue                                                    2,658         2,011          32.2
Brokerage revenue                                                    1,855         2,725         (31.9)
International fees                                                   1,402         1,300           7.8
Foreign exchange gains                                                 539           432          24.8
ATM fees                                                             1,258         1,076          16.9
Safe deposit fees                                                    1,137         1,048           8.5
Trading securities gains (losses)                                      689          (973)
Other                                                                6,214         5,915           5.1
                                                               ------------  ------------
  Subotal                                                           90,791        87,581           3.7
Securities (losses) gains                                           (5,683)          649
  Total                                                        ------------  ------------
                                                             $      85,108 $      88,230          (3.5)%
                                                               ============  ============

  Other operating revenue represents 33% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first three months of 1995, this ratio was 2.22% compared to 2.38% during the same period last year. While fee revenue increased 3.7%, the effect of the 11.4% growth in average assets is shown in the reduction of this ratio to 2.22% during the first quarter of 1995.

  Trust and investment management fees are the single largest source of fee revenue, contributing $31.7 million, or 35%, of other operating revenue. This level represents a 2.7% growth in revenue during the first three months of 1995 compared to the same period last year. Trust assets under management were $16.1 billion on March 31, 1995, a 4.7% increase from the year-end level reflecting primarily market appreciation.

  Revenue from service charges on deposit accounts at $19.6 million for the first three months of 1995 was 3.8% lower than last year. This reduction was primarily due to higher rate credits given to business customers for services, thus reducing the level of cash payments necessary.

  Credit card service revenues are the third largest source of fee revenue totaling $14.0 million during the first three months of 1995, which was a 12.8% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all added to this revenue growth.

  Data processing fee income declined 2.7% in the first three months of 1995 from the same period last year. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues.

  Revenue from mortgage loan origination activities decreased 79.0% to $693 thousand during the first three months of 1995 compared to the same period last year, due to substantially reduced refinancing activity resulting from higher interest rates. Mortgage loan servicing revenues have nearly doubled, to a level of $4.2 million including a $1.9 million gain on the sale of servicing rights in the first quarter of 1995.


                                      -10-
  The remaining sources of other operating revenue derive from a wide range of services and collectively increased by $556 thousand, or 3.8%, exclusive of trading and securities transactions, in the first three months of 1995 compared to the same period last year.

  Other operating expense increased to a level of $192.3 million. Excluding the restructuring charges taken in the first quarter of this year, expenses increased 8%. Personnel costs rose by 6.8% to a level of $96.5 million due in part to a bank acquisition that occurred late in 1994. Nonpersonnel costs, excluding the restructuring charges, increased 9.6%. The efficiency ratio, which is the ratio of expense to revenue was 63.55% in the first three months of 1995 compared to 62.13% a year earlier. It is Firstar's goal to reach a 55% efficiency ratio in 1997. The detail of other expense is shown in table 5.



Table 5.  Other operating expense
                                                                               Three Months Ended
                                                                                 March 31, 1995
                                                                           ----------------------------------------
                                                                               1995          1994         Change
                                                                           ------------  ------------  ------------
                                                                           (thousands of dollars)
Salaries                                                                 $      77,749 $      72,494           7.2 %
Employee benefits                                                               18,760        17,852           5.1
                                                                           ------------  ------------
  Total personnel expense                                                       96,509        90,346           6.8

Net occupancy expense                                                           13,846        13,198           4.9
Equipment expense                                                               13,555        13,197           2.7
Business development                                                             6,651         5,381          23.6
F.D.I.C. insurance                                                               6,988         6,745           3.6
Stationery and supplies                                                          4,458         4,357           2.3
Delivery                                                                         4,582         3,629          26.3
Professional fees                                                                4,347         3,508          23.9
Information processing expense                                                   5,286         4,518          17.0
Amortization of intangibles                                                      2,881         2,526          14.1
Employee education/recruiting                                                    2,211         1,741          27.0
Federal Reserve processing fees                                                  1,087         1,387         (21.6)
Commissions and service fees                                                     1,246         1,420         (12.3)
Wire communication                                                               1,691         1,911         (11.5)
Processing and other losses                                                      1,291           856          50.8
Credit card assessment fees                                                      1,201         1,125           6.8
Net other real estate income                                                      (395)         (299)         32.1
Published information                                                              883           680          29.9
Insurance                                                                          387           466         (17.0)
Other                                                                            3,754         2,979          26.0
Restructuring charges                                                           19,857             0
                                                                           ------------  ------------
  Total nonpersonnel expense                                                    95,807        69,325          38.2
                                                                           ------------  ------------
  Total other operating expense                                          $     192,316 $     159,671          20.4 %
                                                                           ============  ============


  Total assets on March 31, 1995 were $16.9 billion, an increase of $1.2 billion from the same time last year.

  Earning assets totaled $15.4 billion on March 31, 1995, an increase of $1.7 billion, or 12.4%, over March 31, 1994. Loans, the largest category of earning assets, represented 71.5% of earning assets as compared to 73.2% a year earlier. Total loans were $11.0 billion on March 31, 1995, an increase of $1.3 billion, or 12.7%, over the 1994 level, which excludes the effect of mortgage loan securitizations. Firstar securitized $290 million of residential mortgages at the end of 1994. These loans, now carrying a U.S. agency guarantee, are included in securities held to maturity.

  Commercial loans, which account for 61% of the loan portfolio, increased by $609.0 million, or 10.0%, to $6.7 billion on March 31, 1995. Consumer loans totaled $4.3 billion, an increase of $668.8 million, or 17.0% compared to the same time last year, adjusted for the securitization.


                                      -11-
  Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, totaled $239.8 million on March 31, 1995, a decrease of $39.5 million, or 14.1%, from a year earlier.

  Securities represent 27% of earning assets. They totaled $4.2 billion on March 31, 1995, an increase of $461.4 million, or 13.6%, over last year. The average maturity of the portfolio was 3.75 years at the end of March.

  Total fund sources, consisting of deposits and borrowed funds, increased by
$1.1 billion, or 7.7%, to     $15.2 billion on March 31, 1995.  Total deposits
were $12.8 billion, an increase of $562.0 million, or 4.6% over a year earlier.

  Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits equaled $12.1 billion on March 31, 1995, in increase of $360.3 million, or 3.1% from last year due entirely to bank acquisitions. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth. Increased emphasis will be placed on generating more core deposits in 1995 through competitive pricing of deposit products.

  More reliance was placed on purchased fund sources to support the growth in loan balances. Other time deposits, primarily certificates of deposit over $100,000, increased $201.7 million from last year, to $789.8 million at March 31, 1995. Short-term borrowed funds were increased $494.6 million, or 30.0%, to a level of $2.1 billion in the same period.

  Stockholders' equity totaled $1,464.0 million at the end of the first quarter, an increase of $4.1 million from the level at year-end and $115.5 million over last year. Total equity as a percent of total assets amounted to 8.65%. Under risk-based capital rules, total capital is 13.07% of risk-adjusted assets, compared to an 8% requirement. A summary of capital components and ratios is shown in table 6.



Table 6.  Capital components and ratios
                                                                                March 31    December 31     March 31
                                                                                  1995          1994          1994
                                                                              ------------  ------------  ------------
                                                                                        (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                      $   1,463,965 $   1,459,822 $   1,348,477
  Unrealized losses on securities available for sale                                  107         1,054           134
  Minority interest in subsidiaries                                                 2,849         2,920         2,329
  Less goodwill                                                                  (110,774)     (107,967)     (110,726)
                                                                              ------------  ------------  ------------
    Total Tier I capital                                                        1,356,147     1,355,829     1,240,214

Allowable reserve for loan losses                                                 149,932       148,067       138,877
Allowable long-term debt                                                           55,786        56,627        81,445
                                                                              ------------  ------------  ------------
    Total Tier II capital                                                         205,718       204,694       220,322
                                                                              ------------  ------------  ------------
    Total capital                                                           $   1,561,865 $   1,560,523 $   1,460,536
                                                                              ============  ============  ============

Risk-adjusted assets                                                        $  11,952,122 $  11,806,519 $  10,989,182

Tier I capital to risk-adjusted assets                                              11.35 %       11.48 %       11.29 %
Total capital to risk-adjusted assets                                               13.07         13.21         13.29
Tier I leverage ratio                                                                8.22          8.38          8.38

The Board of Directors declared a quarterly dividend to common stockholders of 34 cents per share which is payable May 15 to shareholders of record May 1.
This was a 13% increase in the quarterly dividend rate.




FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
- --------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)

                                                                       Quarter ended March 31
                                                                    ------------------------------
                                                                          1995          1994
                                                                    ------------------------------
Earnings and Dividends
Net income                                                          $      35,212 $      57,474
Per common share:
  Net income                                                                 0.48          0.79
  Dividends                                                                  0.30          0.26
  Stockholders' equity                                                      19.73         18.45

Performance Ratios
Return on average assets                                                     0.86 %        1.56 %
Return on average common equity                                              9.83         17.66
Dividend payout ratio                                                       62.50         32.91
Equity to assets                                                             8.65          8.59
Net loan charge-offs as a percentage
  of average loans                                                           0.31          0.13
Nonperforming assets as a
  percentage of loans and other
  real estate                                                                0.76          0.91
Net interest margin                                                          4.82          5.10

Statistical Data
Full-time equivalent staff (at quarter end)                                 9,300         9,411
Average common shares
  outstanding (000's)                                                      72,989        71,993
Actual common shares
  outstanding (000's at quarter end)                                       73,223        71,986

Stock Price Information
High                                                                $       30.25 $       34.75
Low                                                                         26.25         29.75
Close                                                                       29.50         33.00











                  -13-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- --------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                  Quarter ended March 31
                                ------------------------------------------------------------------
                                               1995                             1994
                                ---------------------------------- -------------------------------
                                 Average               Average      Average               Average
                                 Balance     Interest  Rate         Balance     Interest  Rate
                                ---------------------------------- -------------------------------
Assets
Interest-bearing deposits
 with banks                     $     3,963 $      58      5.94 %  $     6,373 $      84   5.35 %
Federal funds sold and
 resale agreements                  206,556     2,967      5.83        213,174     1,762   3.35
Trading securities                   14,594       270      7.50         18,770       308   6.65
Securities:
  Taxable                         2,953,458    46,025      6.28      2,273,045    33,069   5.87
  Nontaxable                      1,058,724    19,858      7.40      1,069,374    18,255   6.83
                                 ----------- ---------              ----------- ---------
 Total securities                 4,012,182    65,883      6.60      3,342,419    51,324   6.18
Loans:
  Commercial                      6,604,307   146,640      9.00      5,928,142   113,121   7.73
  Consumer                        4,267,289    94,713      8.96      3,889,207    82,102   8.52
                                 ----------- ---------              ----------- ---------
  Total loans                    10,871,596   241,353      8.99      9,817,349   195,223   8.05
                                 ----------- ---------              ----------- ---------
  Interest earning assets        15,108,891   310,531      8.31     13,398,085   248,701   7.50
Reserve for loan losses            (187,864)                          (187,274)
Cash and due from banks             905,979                            983,263
Other assets                        770,879                            709,287
                                 -----------                        -----------
  Total assets                  $16,597,885                        $14,903,361
                                 ===========                        ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $ 1,589,874 $   6,890      1.76 %  $ 1,639,017 $   5,098   1.26 %
Money market accounts             2,069,624    21,191      4.15      1,838,966    10,775   2.38
Savings passbook                  1,759,925    11,622      2.68      1,801,943    10,384   2.34
Certificates of deposit           4,399,733    56,240      5.18      3,757,104    39,562   4.27
Short-term borrowed funds         2,112,763    30,385      5.83      1,309,599    10,058   3.11
Long-term debt                      151,246     3,638      9.64        136,977     3,423  10.00
                                 ----------- ---------              ----------- ---------
  Interest-bearing liabilities   12,083,165   129,966      4.36     10,483,606    79,300   3.07
Demand deposits                   2,769,699                          2,824,111
Other liabilities                   287,359                            263,127
Stockholders' equity              1,457,662                          1,332,517
                                 -----------                        -----------
  Total liabilities and
    stockholders' equity        $16,597,885                        $14,903,361
                                 ===========                        ===========
Net interest
  revenue/margin                            $ 180,565      4.82 %              $ 169,401   5.10 %
                                             =========                          =========

                                                         -14-

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of the shareholders of Firstar Corporation was held on April 20, 1995. The items presented at the meeting and the results of the vote were as follows:

1. The management nominees for directors for terms expiring in 1998 were elected. There were no abstentions or broker nonvotes.

                                         For                 Withheld
         Roger H. Derusha               55,540,108            470,944
         Jerry M. Hiegel                55,512,165            498,887
         Sheldon B. Lubar               55,520,347            490,705
         Daniel F. McKeithan, Jr.       55,184,848            826,204
         George W. Mead II              55,452,835            558,217
         Guy A. Osborn                  55,515,086            495,966
         William W. Wirtz               55,475,759            535,293


Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q

                          27.  Financial Data Schedule

         (b) An 8-K report dated January 31, 1995 was filed regarding the completion of the acquisition of First Colonial Bankshares Corporation in a transaction accounted for as a pooling of interests. Firstar Corporation issued .7725 shares of Firstar Common Stock for each share of First Colonial Bankshares Corporation Class A and Class B Common Stock. The total number of shares of Firstar Common Stock issued will approximate 7,700,766 shares. Firstar also issued 38,775 shares of Series D preferred stock which is convertible into 832,000 shares of Firstar common stock.



                                      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   FIRSTAR CORPORATION


                                   /s/ William H. Risch
                                   ___________________________________
                                   William H. Risch
                                   Senior Vice President-Finance and
                                   Treasurer (Chief Financial Officer)