Form 10-K/A
period 1994-12-31
FIRSTAR CORP /WI/
filed 1995-06-15
CIK 37076

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994        Commission File Number 1-2981

                            ------------------------

                              FIRSTAR CORPORATION

                                   WISCONSIN
                            (State of Incorporation)

                                   30-0711710
                      (I.R.S. Employer Identification No.)

             777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
                        Telephone Number (414) 765-4321

     This Form 10-K/A amends and restates in its entirety the consolidated financial statements of Firstar Corporation and its subsidiaries included under
Item 8 on pages 26 through 52 of its Form 10-K to reflect the acquisitions of First Colonial Bankshares Corporation and Investors Bank Corp. The acquisitions were accounted for using the pooling of interests method of accounting and, accordingly, the financial statements have been restated for all periods prior to the acquisitions to include the effect of those acquisitions.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto.

ITEM 8. FINANCIAL STATEMENTS

Exhibit 23.    Consent of Independent Auditors
Exhibit 27.    Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Firstar Corporation

June 15, 1995                             By /s/ ROGER L. FITZSIMONDS
                                          --------------------------------------
                                          Chairman, Chief Executive Officer
                                            and Director

                                          By /s/ JOHN A. BECKER
                                          --------------------------------------
                                          President, Chief Operating Officer
                                            and Director

                                          By /s/ WILLIAM H. RISCH
                                          --------------------------------------
                                          Senior Vice President-Finance &
                                            Treasurer (Principal financial
                                            accounting officer)

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

*By       WILLIAM H. RISCH                                         June 15, 1995
- ---------------------------------
          William H. Risch
          Attorney-in-Fact

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31
                                                                      --------------------------
                                                                         1994           1993
                                                                      -----------    -----------
                                                                        (thousands of dollars)
ASSETS

Cash and due from banks............................................   $ 1,118,138    $ 1,373,158
Interest-bearing deposits with banks...............................         5,076          5,635
Federal funds sold and resale agreements...........................       351,304        291,932
Trading securities.................................................        29,050         12,491
Securities held to maturity (market value $3,638,604 and $3,210,293
  on December 31, 1994 and 1993)...................................     3,750,895      3,150,307
Securities available for sale......................................       222,719        209,445
Loans..............................................................    11,905,829     10,824,821
Reserve for loan losses............................................      (190,552)      (189,714)
                                                                      -----------    -----------
     Loans-net.....................................................    11,715,277     10,635,107
Bank premises and equipment........................................       335,078        304,425
Customer acceptance liability......................................        13,466         17,905
Other assets.......................................................       454,080        411,878
                                                                      -----------    -----------
     Total assets..................................................   $17,995,083    $16,412,283
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand...........................................................   $ 3,113,103    $ 3,361,001
  Interest-bearing demand..........................................     1,714,369      1,792,660
  Money market accounts............................................     2,086,663      1,967,432
  Savings passbook.................................................     1,822,836      1,803,630
  Certificates of deposit..........................................     4,672,244      4,208,600
                                                                      -----------    -----------
     Total deposits................................................    13,409,215     13,133,323
Short-term borrowed funds..........................................     2,497,478      1,397,106
Long-term debt.....................................................       272,545        266,635
Bank acceptances outstanding.......................................        13,466         17,905
Other liabilities..................................................       289,694        238,000
                                                                      -----------    -----------
     Total liabilities.............................................    16,482,398     15,052,969
Stockholders' equity:
  Preferred stock..................................................        26,979         28,916
  Common stock.....................................................        96,465         94,256
     Issued: 1994, 77,171,835 shares...............................
             1993, 75,404,276 shares...............................
  Capital surplus..................................................       230,453        209,234
  Retained earnings................................................     1,172,062      1,030,177
  Treasury stock, at cost..........................................       (10,669)        (3,034)
     Held: 1994, 792,303 shares....................................
           1993, 558,603 shares....................................
  Restricted stock.................................................        (1,551)        (1,335)
  Unrealized (losses) gains on securities available for sale.......        (1,054)         1,100
                                                                      -----------    -----------
     Total stockholders' equity....................................     1,512,685      1,359,314
                                                                      -----------    -----------
     Total liabilities and stockholders' equity....................   $17,995,083    $16,412,283
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1994          1993          1992
                                                            --------      --------      --------
                                                             (thousands of dollars, except per
                                                                        share data)
INTEREST REVENUE
Loans....................................................   $914,311      $824,082      $830,227
Securities:
  Taxable................................................    142,981       145,460       161,603
  Nontaxable.............................................     51,251        50,931        55,907
                                                            --------      --------      --------
       Total securities..................................    194,232       196,391       217,510
Interest-bearing deposits with banks.....................        345         1,677         5,347
Federal funds sold and resale agreements.................      9,645         5,119        10,366
Trading securities.......................................      1,211           785           792
                                                            --------      --------      --------
       Total interest revenue............................  1,119,744     1,028,054     1,064,242
INTEREST EXPENSE
Deposits:
  Interest-bearing demand................................     21,064        29,366        39,872
  Money market accounts..................................     57,275        49,583        61,727
  Savings passbook.......................................     43,887        45,330        48,314
  Certificates of deposit................................    199,743       191,579       240,076
                                                            --------      --------      --------
       Total deposits....................................    321,969       315,858       389,989
Short-term borrowed funds................................     77,994        34,366        30,991
Long-term debt...........................................     20,943        17,891        16,891
                                                            --------      --------      --------
       Total interest expense............................    420,906       368,115       437,871
                                                            --------      --------      --------
NET INTEREST REVENUE.....................................    698,838       659,939       626,371
Provision for loan losses................................     23,891        29,090        50,733
                                                            --------      --------      --------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION...........    674,947       630,849       575,638
OTHER OPERATING REVENUE
Trust and investment management fees.....................    120,349       112,521        98,296
Service charges on deposit accounts......................     81,980        83,060        75,273
Credit card service revenue..............................     56,265        53,728        51,867
Data processing fees.....................................     20,263        21,431        24,215
Mortgage banking revenue.................................     35,478        57,877        38,353
Securities gains (losses)................................     (3,583)          420         2,544
Other revenue............................................     59,867        63,881        57,388
                                                            --------      --------      --------
       Total other operating revenue.....................    370,619       392,918       347,936
OTHER OPERATING EXPENSE
Salaries.................................................    312,121       301,171       276,184
Employee benefits........................................     68,841        67,343        56,354
Equipment expense........................................     54,556        53,123        52,680
Net occupancy expense....................................     52,984        58,328        53,514
Net other real estate (income) expense...................       (553)        2,354         4,736
Other expense............................................    218,236       206,955       211,976
                                                            --------      --------      --------
       Total other operating expense.....................    706,185       689,274       655,444
                                                            --------      --------      --------
INCOME BEFORE INCOME TAXES...............................    339,381       334,493       268,130
Provision for income taxes...............................    112,708       106,555        82,131
                                                            --------      --------      --------
NET INCOME...............................................   $226,673      $227,938      $185,999
                                                            ========      ========      ========
Net income applicable to common stock....................   $224,450      $221,932      $179,852
PER COMMON SHARE
Net income...............................................   $   2.98      $   2.99      $   2.50
Dividends................................................       1.16          1.00           .80

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  UNREALIZED
                                                                                  LOSSES ON
                                                                                  SECURITIES
                                    PREFERRED   COMMON    CAPITAL     RETAINED    AVAILABLE    RESTRICTED   TREASURY
                                      STOCK      STOCK    SURPLUS     EARNINGS     FOR SALE      STOCK       STOCK       TOTAL
                                    ---------   -------   --------   ----------   ----------   ----------   --------   ----------
                                                            (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31, 1991
  As previously reported..........   $49,005    $77,144   $111,518   $  681,432    $      0     $      0    $ (2,760)  $  916,339
Adjustments for poolings of
  interests.......................    12,719    11,621      54,204       74,738                                           153,282
                                    ---------   -------   --------   ----------   ----------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1991 AS
  RESTATED........................    61,724    88,765     165,722      756,170           0            0      (2,760)   1,069,621
Net income........................                                      185,999                                           185,999
Cash dividends:
  Preferred stock, series B
    ($7.5502 per share)...........                                       (3,775)                                           (3,775)
  Common stock ($.80 per share)...                                      (49,429)                                          (49,429)
  Pooled affiliates...............                                       (7,601)                                           (7,601)
Preferred stock issued:
  Pooled affiliates...............    20,125                  (894)                                                        19,231
Common stock issued:
  Bank acquisitions...............               1,634      15,812                                            19,948       37,394
  Employee benefit plans..........                 184       2,947                                               416        3,547
  Other...........................                 118         701                                                            819
  Pooled affiliates stock
    activity......................                 271       3,289                                                          3,560
Treasury stock purchased..........                                                                           (22,492)     (22,492)
Pooled affiliate restricted stock
  granted.........................                  50         450                                  (500)                       0
Pooled affiliate restricted stock
  amortization....................                                                                    50                       50
                                    ---------   -------   --------   ----------   ----------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1992......    81,849    91,022     188,027      881,364           0         (450)     (4,888)   1,236,924
Net income........................                                      227,938                                           227,938
Cash dividends:
  Preferred stock, series B
    ($7.4419 per share)...........                                       (3,720)                                           (3,720)
  Common stock ($1.00 per
    share)........................                                      (63,733)                                          (63,733)
  Pooled affiliates...............                                       (9,177)                                           (9,177)
Redemption of preferred stock.....   (49,005)                            (2,495)                                          (51,500)
Redemption of preferred stock of
  pooled affiliate................    (3,928)                 (345)                                                        (4,273)
Common stock issued:
  Bank acquisitions...............               1,273      12,234                                             3,098       16,605
  Employee benefit plans..........                 130       1,920                                                31        2,081
  Other...........................                 628       3,858                                                          4,486
  Pooled affiliates stock
    activity......................                 264       3,239                                                          3,503
Treasury stock purchased..........                                                                            (1,275)      (1,275)
Restricted stock granted..........                  38         892                                  (930)                       0
Amortization of restricted
  stock...........................                                                                   271                      271
Pooled affiliate
  amortization/adjustment of
  restricted stock................                             310                                  (226)                      84
Pooled affiliate stock split......                 901        (901)                                                             0
Pooled affiliate implementation of
  change in accounting for
  unrealized gains on securities
  available for sale..............                                                    1,100                                 1,100
                                    ---------   -------   --------   ----------   ----------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1993......    28,916    94,256     209,234    1,030,177       1,100       (1,335)     (3,034)   1,359,314
Net income........................                                      226,673                                           226,673
Cash dividends:
  Common stock ($1.16 per
    share)........................                                      (75,081)                                          (75,081)
  Pooled affiliates...............                                       (9,707)                                           (9,707)
Pooled affiliate conversion of
  preferred stock.................    (1,937)      112       1,825                                                              0
Common stock issued:
  Bank acquisitions...............               2,078      22,735                                             4,551       29,364
  Employee benefit plans..........                 105       1,563                                                36        1,704
  Pooled affiliates stock
    activity......................                (116 )    (5,494)                                                        (5,610)
Treasury stock purchased..........                                                                           (12,222)     (12,222)
Unrealized losses on securities
  available for sale..............                                                     (988)                                 (988)
Pooled affiliate change in
  unrealized loss on securities
  available for sale..............                                                   (1,166)                               (1,166)
Pooled affiliate restricted stock
  granted.........................                  30         533                                  (563)                       0
Amortization/adjustment of
  restricted stock................                            (113)                                  224                      111
Pooled affiliate
  amortization/adjustment of
  restricted stock................                             170                                   123                      293
                                    ---------   -------   --------   ----------   ----------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1994......   $26,979    $96,465   $230,453   $1,172,062    $ (1,054)    $ (1,551)   $(10,669)  $1,512,685
                                     =======    =======   ========    =========    ========     ========    ========    =========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 1994           1993           1992
                                                              -----------    -----------    -----------
                                                                       (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................   $   226,673    $   227,938    $   185,999
Adjustments:
  Provision for loan losses................................        23,891         29,090         50,733
  Depreciation, amortization and accretion.................        44,211         46,873         67,908
  Net (increase) decrease in trading securities............       (16,559)         8,382         (4,824)
  Net decrease (increase) in loans held for resale.........       275,326        (72,055)       (83,318)
  Gain on securities and other assets......................        (9,164)       (12,964)       (15,293)
  Deferred income taxes....................................           558         (9,531)       (13,540)
  Decrease in other assets.................................        31,910          5,484         21,540
  Increase (decrease) in other liabilities.................        30,045         24,818        (23,681)
  Other net................................................        (5,927)        (1,557)        (3,151)
                                                              -----------    -----------    -----------
    Net cash provided by operating activities..............       600,964        246,478        182,373
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and resale
  agreements...............................................       (58,072)       (40,291)        63,582
Net decrease in interest-bearing deposits with banks.......           858        208,815         40,951
Sales of securities........................................                       10,753        205,030
Sales of securities available for sale.....................       131,801
Maturities of securities...................................     1,066,192      1,866,343      2,083,989
Purchases of securities held to maturity...................    (1,662,474)    (1,901,786)    (2,144,784)
Purchases of securities available for sale.................        (6,539)
Net increase in loans......................................    (1,070,168)      (804,646)      (366,755)
Net cash from acquisitions.................................        25,884         11,695          6,713
Proceeds from sales of other real estate...................        18,243         20,623         10,511
Purchases of bank premises and equipment...................       (58,735)       (43,235)       (54,452)
Proceeds from sales of bank premises and equipment.........         1,125            458          2,486
                                                              -----------    -----------    -----------
    Net cash used in investing activities..................    (1,611,885)      (671,271)      (152,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits........................      (247,949)       179,769        208,792
Net increase in short-term borrowed funds..................     1,094,553        371,760         63,562
Repayment of long-term debt................................       (31,706)       (39,442)       (26,336)
Proceeds from long-term debt...............................        43,690          3,263         36,154
Cash dividends.............................................       (84,688)       (76,510)       (60,669)
Proceeds from issuance of preferred stock..................                                      19,231
Preferred stock redemption.................................                      (55,773)
Common stock transactions..................................       (17,999)         3,641        (16,229)
                                                              -----------    -----------    -----------
    Net cash provided by financing activities..............       755,901        386,708        224,505
                                                              -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS.........      (255,020)       (38,085)       254,149
Cash and due from banks at beginning of year...............     1,373,158      1,411,243      1,157,094
                                                              -----------    -----------    -----------
Cash and due from banks at end of year.....................   $ 1,118,138    $ 1,373,158    $ 1,411,243
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.................................................   $   407,182    $   373,314    $   455,945
  Income taxes.............................................       113,463        121,207         87,177
Transfers to foreclosed assets from loans..................        10,708          9,326         22,124
Acquisitions:
  Assets acquired..........................................       610,541        218,592        655,095
  Cash paid for purchase of stock..........................   $   (29,101)   $              $   (12,730)
  Cash acquired............................................        54,985         11,695         19,443
                                                              -----------    -----------    -----------
    Net cash from acquisitions.............................   $    25,884    $    11,695    $     6,713
                                                              ===========    ===========    ===========

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

     Income per common share--Net Income per common share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to common stock splits and the amortization of restricted stock. The weighted average shares were 75,195,000 in 1994, 74,131,000 in 1993 and 71,992,000 in 1992. For calculation purposes, earnings are reduced by preferred stock dividends. Common stock equivalents are not significant in any year presented.

NOTE 2. MERGERS AND ACQUISITIONS

     The following table summarizes completed acquisitions:

                                           TOTAL                                            METHOD OF
          NAME OF INSTITUTION              ASSETS    ACQUISITION DATE     CONSIDERATION     ACCOUNTING
- ----------------------------------------   ------    ----------------    ---------------    ----------
                                                              (millions of dollars)
1995:
  Investors Bank Corp.
     Wayzata, MN........................   $1,134    April 1995          3,006,923          Pooling of
                                                                         shares of          interests
                                                                         common stock
  First Moline Financial Corp.
     Moline, IL.........................   $   86    March 1995          313,650 shares     Purchase
                                                                         of common stock
  First Colonial Bankshares Corporation
     Chicago, IL........................   $1,780    January 1995        7,700,767          Pooling of
                                                                         shares of          interests
                                                                         common stock
                                           ------
       Total............................   $3,000
                                           ======
1994:
  First Southeast Banking Corp.
     Lake Geneva, WI....................   $  423    October 1994        1,801,577          Pooling of
                                                                         shares of          interests
                                                                         common stock
                                           ------
       Total............................   $  423
                                           ======
1993:
  Bank of Athens
     Athens, WI.........................   $  102    August 1993         447,655 shares     Pooling of
                                                                         of common stock    interests
  Deerfield State Bank
     Deerfield, IL......................      120    February 1993       676,317 shares     Pooling of
                                                                         of common stock    interests
                                           ------
       Total............................   $  222
                                           ======
1992:
  Federated Bank, S.S.B.
     Wauwatosa, WI......................   $  413    September 1992      Cash $12.7         Purchase
                                                                         734,616 shares
                                                                         of common stock
  Citizens National Bank of Lake Geneva
     Lake Geneva, WI....................       49    August 1992         262,958 shares     Pooling of
                                                                         of common stock    interests
  First National Bank of Geneva
     Geneva, IL.........................      193    June 1992           999,704 shares     Pooling of
                                                                         of common stock    interests
                                           ------
       Total............................   $  655
                                           ======

     The acquisitions of First Colonial Bankshares Corporation and Investors Bank Corp. were completed in January and April 1995 respectively. The financial statements of Firstar Corporation as presented herein have been restated giving effect to these transactions as poolings of interests. The table below reconciles total assets and net income previously reported by Firstar Corporation to the data reported in the restated consolidated statements.

     The other bank acquisitions shown above, accounted for as poolings of interests were not material to prior years' reported operating results and, accordingly, previously reported results have not been restated.

                                                                        DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                          (thousands of dollars, except per share
                                                                           data)
Total assets:
  Firstar Corporation.................................   $15,104,307    $13,793,995    $13,168,917
  First Colonial Bankshares Corporation...............     1,766,746      1,601,203      1,576,565
  Investor Bank Corp. ................................     1,124,030      1,017,085        815,844
                                                         -----------    -----------    -----------
       Restated.......................................   $17,995,083    $16,412,283    $15,561,326
                                                          ==========     ==========     ==========
Net Income:
  Firstar Corporation.................................   $   207,743    $   204,294    $   165,985
  First Colonial Bankshares Corporation...............        12,002         13,619         12,202
  Investor Bank Corp. ................................         6,928         10,025          7,812
                                                         -----------    -----------    -----------
       Total                                             $   226,673    $   227,938    $   185,999
                                                          ==========     ==========     ==========
Net Income per common share:
  Firstar Corporation.................................   $      3.22    $      3.15    $      2.62
  Firstar Corporation -- Restated.....................          2.98           2.99           2.50

NOTE 3. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are summarized as follows:

                                                                        DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                                  (thousands of dollars)
Goodwill..............................................   $   107,967    $    98,527    $   105,372
Core deposit intangibles..............................        17,538         20,519         23,503
Purchased mortgage servicing rights...................         8,718          6,810         14,083
                                                         -----------    -----------    -----------
     Total............................................   $   134,223    $   125,856        142,958
                                                          ==========     ==========     ==========
Amortization of intangibles during year...............   $    11,746    $    18,738    $    22,562

NOTE 4. SECURITIES

     The amortized cost and approximate market values of securities are as follows:

                                                                    DECEMBER 31, 1994
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Held to maturity:
  U.S. Treasury and federal agencies............   $1,613,291     $  1,001     $  (65,163)   $1,549,129
  Mortgage backed obligations of federal
     agencies...................................      867,990        1,889        (31,865)      838,014
  State and political subdivisions..............    1,069,755        6,913        (23,715)    1,052,953
  Corporate debt................................       78,677          103         (1,454)       77,326
  Equity securities.............................       57,621                                    57,621
  Other.........................................       63,561                                    63,561
                                                   ----------    ----------    ----------    ----------
     Total......................................   $3,750,895     $  9,906     $ (122,197)   $3,638,604
                                                    =========     ========      =========     =========
Available for sale:
  U.S. Treasury and federal agencies............   $  203,974     $     10     $   (1,045)   $  202,939
  Mortgage backed obligations of federal
     agencies...................................       12,672          103           (715)       12,060
  State and political subdivisions..............        7,754           59            (93)        7,720
                                                   ----------    ----------    ----------    ----------
     Total......................................   $  224,400     $    172     $   (1,853)   $  222,719
                                                    =========     ========      =========     =========

                                                                    DECEMBER 31, 1993
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Held to maturity:
  U.S. Treasury and federal agencies............   $1,510,216     $ 24,890     $   (2,992)   $1,532,114
  Mortgage backed obligations of federal
     agencies...................................      361,784       15,041           (749)      376,076
  State and political subdivisions..............    1,036,236       24,785         (1,941)    1,059,080
  Corporate debt................................      108,429        1,281           (329)      109,381
  Equity securities.............................       32,122                                    32,122
  Other.........................................      101,520                                   101,520
                                                   ----------    ----------    ----------    ----------
     Total......................................   $3,150,307     $ 65,997     $   (6,011)   $3,210,293
                                                    =========     ========      =========     =========
Available for sale:
  U.S. Treasury and federal agencies............   $   79,159     $     51     $      (10)   $   79,200
  Mortgage backed obligations of federal
     agencies...................................       93,096          529           (198)       93,427
  State and political subdivisions..............       31,767        1,464                       33,231
  Corporate debt................................        3,590                          (3)        3,587
                                                   ----------    ----------    ----------    ----------
     Total......................................   $  207,612     $  2,044     $     (211)   $  209,445
                                                    =========     ========      =========     =========

     The amortized cost and approximate market value of securities at December 31, 1994, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                 HELD TO MATURITY             AVAILABLE FOR SALE
                                             ------------------------     --------------------------
                                             AMORTIZED       MARKET        AMORTIZED       MARKET
                                                COST         VALUE           COST           VALUE
                                             ----------    ----------     -----------    -----------
                                                             (thousands of dollars)
Due in one year or less...................   $  661,540    $  657,936     $   165,811    $   165,620
Due after one year through five years.....    2,109,100     2,033,716          23,530         23,034
Due after five years through ten years....      702,660       681,413          32,428         31,807
Due after 10 years........................      219,974       207,918           2,631          2,258
                                             ----------    ----------     -----------    -----------
                                              3,693,274     3,580,983     $   224,400    $   222,719
Equity securities.........................       57,621        57,621     ===========    ===========
                                             ----------    ----------
     Total................................   $3,750,895    $3,638,604
                                             ==========    ==========

     Gross gains of $718,000, $476,000 and $2,764,000 and gross losses of $4,301,000, $56,000 and $220,000 were realized on securities sales in 1994, 1993 and 1992, respectively.

     The amortized cost of securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $947,461,000 at December 31, 1994 and $821,696,000 at December 31, 1993.

NOTE 5. LOANS

     The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $24,116,000 and $17,417,000 at December 31, 1994 and 1993, respectively.
Commercial loans pledged to secure public deposits were $5,526,000 on December 31, 1994 and $15,444,000 on December 31, 1993. Firstar serviced $3,871 million, $3,514 million and $2,856 million of mortgage loans for other investors as of December 31, 1994, 1993 and 1992, respectively. Residential mortgage loans held for resale were $39,296,000 and $304,302,000 on December 31, 1994 and 1993,
respectively.

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1994           1993
                                                                     -----------    -----------
                                                                       (thousands of dollars)
Commercial and industrial........................................    $ 2,934,609    $ 2,636,626
Real estate--construction........................................        329,717        262,476
Real estate--mortgage............................................      2,450,638      2,141,101
Foreign..........................................................         32,395         31,269
Other............................................................        931,488        894,101
                                                                     -----------    -----------
  Commercial.....................................................      6,678,847      5,965,573
Credit card......................................................        575,278        547,769
Real estate--mortgage............................................      2,414,217      2,299,100
Home equity......................................................        767,539        645,002
Other............................................................      1,469,948      1,367,377
                                                                     -----------    -----------
  Consumer.......................................................      5,226,982      4,859,248
                                                                     -----------    -----------
     Total.......................................................    $11,905,829    $10,824,821
                                                                     ===========    ===========

     Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below.

                                                                        DECEMBER 31
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (thousands of dollars)
Commercial...............................................    $ 59,448     $ 57,074     $ 61,247
Consumer.................................................       9,831       10,880       13,287
                                                             --------     --------     --------
  Total                                                      $ 69,279     $ 67,954     $ 74,534
                                                             ========     ========     ========

     The effect of nonperforming loans on interest revenue was as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (thousands of dollars)
Interest at original contract rate.......................    $  8,229     $  7,949     $  9,423
Interest collected.......................................       3,844        2,919        2,381
                                                             --------     --------     --------
     Net reduction of interest revenue...................    $  4,385     $  5,030     $  7,042
                                                             ========     ========     ========

     Certain executive officers, directors, shareholders, and their associates of Firstar and significant subsidiaries are loan customers of the banking subsidiaries. Loans outstanding to such parties were $150.3 million on December 31, 1994 and $154.5 million on December 31, 1993. During 1994 new loans of $34.9 million were made and loan payments of $39.1 million were received. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other persons.

NOTE 6. RESERVE FOR LOAN LOSSES

     An analysis of the reserve for loan losses is as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (thousands of dollars)
Balance at beginning of year.............................    $189,714     $183,251     $163,197
Provision for loan losses................................      23,891       29,090       50,733
Loan recoveries..........................................      19,961       17,732       18,665
Loan charge-offs.........................................     (47,728)     (42,838)     (55,477)
Reserves of acquired banks...............................       4,714        2,479        6,133
                                                             --------     --------     --------
  Balance at end of year.................................    $190,552     $189,714     $183,251
                                                             ========     ========     ========
Charge-offs, net of recoveries, as a percentage of
  average loans..........................................         .25%         .25%         .40%
Reserve as a percentage of year-end loans................        1.60         1.75         1.87

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

NOTE 7. BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                                                             DECEMBER 31
                                                                       ------------------------
                                                                          1994          1993
                                                                       ----------     ---------
                                                                        (thousands of dollars)
Land................................................................   $   43,655     $  36,200
Bank premises.......................................................      318,216       282,916
Equipment...........................................................      274,274       254,083
                                                                       ----------     ---------
  Subtotal..........................................................      636,145       573,199
Accumulated depreciation............................................     (301,067)     (268,774)
                                                                       ----------     ---------
  Total.............................................................   $  335,078     $ 304,425
                                                                        =========     =========

     Depreciation charged to other operating expense amounted to $40,003,000, $39,721,000 and $38,317,000 in 1994, 1993 and 1992, respectively. Rental expense for bank premises and equipment amounted to $35,804,000, $35,648,000 and $33,870,000 in 1994, 1993 and 1992, respectively. Contingent rentals and sublease rental income amounts were not significant.

     Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which is being amortized through 1997, at which time the related leaseback expires. This amortization was $9,029,000 in 1994 and $6,312,000 in 1993 and 1992.

     Firstar and its subsidiaries are obligated under noncancellable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2038. The minimum rental commitments under noncancellable leases for the next five years are shown below.

                                                                         PERIOD        AMOUNT
                                                                       ----------     ---------
                                                                        (thousands of dollars)
Bank premises and equipment...........................................    1995        $  23,052
                                                                          1996           21,872
                                                                          1997           21,126
                                                                          1998           18,998
                                                                          1999           18,246

NOTE 8. SHORT-TERM BORROWED FUNDS

     Short-term borrowed funds are summarized as follows:

                                                              1994           1993          1992
                                                           ----------     ----------     ---------
                                                                   (thousands of dollars)
Federal funds purchased and repurchase agreements:
  At December 31........................................   $2,133,709     $1,076,316     $ 818,266
  Average during year...................................    1,530,644        777,185       647,005
  Maximum month-end balance.............................    2,133,709      1,087,606       840,692
  Average rate at year-end..............................         5.59%          2.90%         2.62%
  Average rate during year..............................         4.28           2.84          3.32

     Federal funds purchased, which totaled $1,647 million at December 31, 1994, generally represent one-day borrowings obtained primarily from financial institutions in Firstar's marketplace in conjunction with their customer correspondent relationships with the subsidiary banks. Securities sold under repurchase agreements, which totaled $487 million at December 31, 1994, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes and Federal Home Loan Bank notes.

NOTE 9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                              (thousands of
                                                                                 dollars)
Federal Home Loan Bank notes............................................   $101,500    $108,000
10 1/4% subordinated notes..............................................     78,340      78,405
10% notes...............................................................     43,910      44,200
9 1/4% subordinated notes...............................................     23,000      23,000
Other debt..............................................................     25,795      13,030
                                                                           --------    --------
     Total..............................................................   $272,545    $266,635
                                                                           ========    ========

     Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Bank stock and first mortgage real estate loans. The notes mature from 1996 through 2000 and have a variable interest rate with an average of 5.50% as of December 31, 1994.

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

     The 9.25% subordinate notes are unsecured and may be redeemed at par on or after December 15, 1995. The notes mature December 15, 2002.

     Other debt at December 31, 1994 includes notes of $2,706,000 which bear interest at 11.50% and mature in 1996, loans sold under a repurchase agreement of $10,000,000 which mature in 1999 and bear interest at a variable LIBOR based rate, a variable rate term note of $8,473,000 due in 1998, and capitalized lease obligations of $2,061,000.

     Long-term debt has aggregate maturities for the five years 1995 through 1999 as follows: $1,985,000 in 1995, $58,431,000 in 1996, $43,653,000 in 1997,
$106,910,000 in 1998 and $10,033,000 in 1999.

     Firstar has repurchased portions of the 10 1/4% and 10% notes and incurred losses of $25,000, $57,000 and $605,000, in 1994, 1993 and 1992, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

     The authorized and outstanding shares of Firstar are as follows:

                                                                             DECEMBER 31
                                                                      --------------------------
                                                                         1994           1993
                                                                      -----------    -----------
Preferred stock, $1.00 par value
  Authorized--Series C.............................................     2,500,000      2,500,000

Preferred stock from acquired banks:
  First Colonial Bankshares Corporation, Series B
     Authorized....................................................                       12,500
     Outstanding...................................................                        7,500
  First Colonial Bankshares Corporation, Series C
     Authorized....................................................        40,250         40,250
     Outstanding...................................................        38,775         40,250
  Investors Bank Corp.
     Authorized....................................................     1,000,000      1,000,000
     Outstanding...................................................       303,640        303,640

Common stock, $1.25 par value:
     Authorized....................................................   120,000,000    120,000,000
     Outstanding (net of treasury stock)...........................    76,379,532     74,845,673

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

     First Colonial Bankshares Corporation in April, 1992 issued 40,250 shares of its Series C preference stock, represented by 863,765 depository shares. Each share receives annual dividends of $35.00, payable quarterly, and is convertible into 21.46 shares of common stock. During 1994, a total of 1,475 shares were converted into 31,653 shares of common stock. Shares may be redeemed after June 30, 1997 at $500 per share. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $1,389,000 in 1994, $1,409,000 in 1993, and $951,000 in 1992. On January 31, 1995 Firstar
converted 38,775 shares of First Colonial Bankshares Corporation Series C preference stock into 38,775 shares of its Series D, preferred stock in connection with the acquisition of First Colonial Bankshares Corporation.

     Investors Bank Corp. in November, 1991 issued 303,640 shares of preferred stock in exchange for $7,591,000 of their 12.75% subordinated capital notes due 1999. The preferred stock was issued in units consisting of one share of preferred stock and one warrant to purchase one half of Investor's Bank Corp. common stock. Each share received annual dividends of $3.1875 until October, 1993 and are at an annual rate of $2.75 thereafter. Dividends are cumulative from the date of original issue and are payable quarterly. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $835,000 in 1994, $946,000 in 1993, and $968,000 in 1992.
Shares are redeemable on or after October 31, 1996, at $25.00 per share plus accumulated and unpaid dividends. Pursuant to the merger of Investors Bank Corp. and Firstar Corporation each outstanding share of preferred stock would have the right to receive $27.50 plus accumulated and unpaid dividends. Pursuant to the merger of Investor Bank Corp. and Firstar Corporation the warrants became warrants to purchase Firstar common stock. The warrants permit the purchase of 174,758 shares of common stock at a price of $12.75 per share on or after February 11, 1992. The warrants expire on November 13, 1996.

     First Colonial Bankshares Corporation converted in March 1994, all issued and outstanding shares of their Series B preference stock into 57,938 shares of common stock. Dividends deducted from net income for purposes of determining net applicable for common stock were $102,000 in 1993 and $102,000 in 1992.

     First Colonial Bankshares Corporation in September 1993, redeemed all issued and outstanding shares of their Series A preferred stock at a price of $62.00 per share. Dividends deducted from net income for purposes of determining net income applicable for common stock were $284,000 in 1993 and $379,000 in 1992.

     In conjunction with long-term incentive plans, 94,414 shares of restricted common stock are being held in escrow for executive officers as of December 31, 1994. The shares cannot be sold prior to the end of the vesting period and are subject to adjustment in accordance with the terms of the award.

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

     Firstar in connection with bank acquisitions, converted existing options for shares of the acquired banks into an equivalent number of options for shares of Firstar common stock. As of December 31, 1994 these options totalled 1,414,996 with an exercise price of $4.11 to $25.99. No additional stock options will be awarded under these plans.

     The following table summarizes option activity under these plans:

                                                                    NUMBER OF
                                                                     SHARES        OPTION PRICE
                                                                    ---------    ----------------
Options outstanding at December 31, 1991.........................   2,476,206    $ 2.88 to $24.12
  Granted........................................................     627,829     10.59 to  25.13
  Exercised......................................................    (397,533)     2.88 to  25.13
  Cancelled......................................................     (79,455)     4.76 to  25.13
                                                                    ---------
Options outstanding at December 31, 1992.........................   2,627,047      2.88 to  25.13
  Granted........................................................     633,086     12.32 to  32.50
  Exercised......................................................    (328,031)     2.88 to  21.68
  Cancelled......................................................    (119,230)     5.19 to  32.50
                                                                    ---------
Options outstanding at December 31, 1993.........................   2,812,872      2.88 to  32.50
  Granted........................................................     549,258     19.59 to  31.25
  Assumed through acquisitions...................................      27,832      9.36 to  15.72
  Exercised......................................................    (262,093)     2.88 to  25.13
  Cancelled......................................................     (50,305)     2.88 to  32.50
                                                                    ---------
Options outstanding at December 31, 1994.........................   3,077,564      4.11 to  32.50
                                                                    =========

     At December 31, 1994, 2,356,964 options to acquire common stock were exercisable, including all options of acquired banks whose options vested on the merger date. In January 1995, options to acquire 499,300 shares of common stock at $27.38 to $27.50 per share were granted.

NOTE 12. OTHER OPERATING EXPENSE

     A summary of other operating expense is as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
F.D.I.C. insurance............................................   $ 28,361    $ 27,898    $ 26,770
Business development..........................................     26,602      27,789      27,131
Stationery and supplies.......................................     18,087      20,956      20,207
Information processing expense................................     20,957      19,034      18,274
Professional fees.............................................     17,937      18,355      17,126
Delivery......................................................     16,105      17,046      17,615
Check kiting loss.............................................     22,000
Other.........................................................     68,187      75,877      84,853
                                                                 --------    --------    --------
  Total.......................................................   $218,236    $206,955    $211,976
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

                                                                           DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation...................................   $175,537    $168,978    $145,806
  Accumulated benefit obligation..............................    179,086     172,742     148,892
  Projected benefit obligation................................    218,660     215,931     190,405
Plan assets at fair value.....................................    195,436     205,941     190,667
Plan assets (less than) in excess of projected benefit
  obligation..................................................    (23,224)     (9,990)        262
Unrecognized prior service cost...............................     (2,075)     (2,360)       (859)
Unrecognized net asset........................................     (5,914)     (7,147)     (8,381)
Unrecognized net loss (gain)..................................     18,797       4,341      (5,857)
                                                                 --------    --------    --------
     Pension liability........................................   $(12,416)   $(15,156)   $(14,835)
                                                                 ========    ========    ========
Net pension expense comprised the following:
  Service cost................................................   $  7,852    $  7,176    $  6,739
  Interest cost on projected benefit obligation...............     16,355      15,705      14,389
  Actual loss (return) on plan assets.........................      8,725     (20,008)    (13,133)
  Net amortization and deferral...............................    (26,755)      2,994      (2,870)
                                                                 --------    --------    --------
     Net pension expense......................................   $  6,177    $  5,867    $  5,125
                                                                 ========    ========    ========
Assumptions used in actuarial values:
  Discount rate...............................................       8.50%       7.75%       8.25%
  Rates of increase in compensation levels....................       5.50        5.50        6.00
  Expected rate of return on plan assets......................       9.00        9.50        9.50

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
                                                                 ========    ========    ========

     First Colonial Bankshares Corporation's pension plan existed as a defined plan until October 31, 1989, the effective date of the plan curtailment. Under the curtailment, a plan participant's account is maintained by the plan and is accessible only when the participant attains age 59 1/2 or upon separation from the Company. Payouts under the plan are made at the greater of the participant's account balance on the date of curtailment increased annually by 8%, or an amount based upon the accrued benefit as of the date of the curtailment discounted at the current pension Benefit Guaranty Corporation's rate. The table below summarizes the plan's funded status.

                                                                          DECEMBER 31
                                                               ---------------------------------
                                                                1994         1993         1992
                                                               -------     --------     --------
                                                                    (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................   $(1,511)    $ (2,193)    $ (1,933)
  Projected benefit obligation..............................    (1,511)      (2,193)      (1,933)
Plan assets at fair value...................................     2,114        2,492        2,577
Plan assets in excess of projected benefit obligation.......       603          299          644
Unrecognized net loss.......................................       673        1,125          991
                                                               -------     --------     --------
       Prepaid pension cost.................................   $ 1,276     $  1,424     $  1,635
                                                               =======     ========     ========
Net pension expense comprised the following:
  Interest cost on projected benefit obligation.............   $   143     $    149     $    136
  Actual loss (return) on plan assets.......................        33         (134)        (127)
  Net amortization and deferral.............................      (155)          14           (9)
                                                               -------     --------     --------
     Net periodic pension expense...........................        21           29            0
     Loss recognized on settlements.........................       128          182
                                                               -------     --------     --------
       Total pension expense................................   $   149     $    211     $      0
                                                               =======     ========     ========
Assumptions used in actuarial values:
  Discount rate.............................................      8.25%        7.00%        7.25%
  Expected rate of return on plan assets....................      8.00         8.00         8.00

     Firstar has profit sharing plans under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $11,804,000 in 1994, $11,057,000 in 1993 and $9,705,000 in 1992.

     In addition to pension benefits, certain health care benefits are made available to active and retired employees. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                             (thousands of
                                                                               dollars)
Accumulated postretirement benefit obligation:
  Retirees...........................................................    $(41,029)    $(33,507)
  Fully eligible active plan participants............................      (7,340)     (18,056)
  Other active plan participants.....................................     (13,290)     (20,354)
                                                                         --------     --------
     Total...........................................................     (61,659)     (71,917)
  Unrecognized transition obligation.................................      53,146       56,099
  Unrecognized net (gain) loss.......................................      (4,872)       8,854
                                                                         --------     --------
     Postretirement benefit liability................................    $(13,385)    $ (6,964)
                                                                         ========     ========
Net postretirement benefit expense comprised the following:
  Service cost.......................................................    $  1,220     $  1,515
  Interest cost......................................................       4,721        4,938
  Amortization of transition obligation..............................       2,953        2,953
                                                                         --------     --------
     Net postretirement benefit expense..............................    $  8,894     $  9,406
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

     The taxes applicable to net income were as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Current income taxes:
  Federal.....................................................   $ 91,584    $ 95,271    $ 78,377
  State and other.............................................     20,566      20,940      17,294
                                                                 --------    --------    --------
     Subtotal.................................................    112,150     116,211      95,671
Deferred income taxes (benefit):
  Federal.....................................................        419      (6,454)    (12,379)
  State and other.............................................        139        (798)     (1,161)
                                                                 --------    --------    --------
     Subtotal.................................................        558      (7,252)    (13,540)
Cumulative effect of change in accounting principle...........                 (2,404)
                                                                 --------    --------    --------
     Provision for income taxes...............................   $112,708    $106,555    $ 82,131
                                                                 ========    ========    ========

     Income tax expense differed from the amount computed by applying the federal statutory rate of 35% (34% in 1992) to income before taxes as shown below:

                                                                     YEARS ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
                                                                      (thousands of dollars)
Tax expense at statutory rate.................................   $118,989    $117,261    $ 91,393
Increase (reduction) in taxes resulting from:
  Tax-exempt income...........................................    (21,001)    (20,563)    (22,688)
  State and local taxes--net of federal income tax benefit....     13,401      13,092      10,648
  Amortization of intangibles.................................      2,542       2,265       2,997
  Cumulative effect of change in accounting principle.........                 (2,404)
  Adjustment to deferred tax assets and liabilities for
     enacted changes in tax laws and rates....................                 (1,586)
  Other--net..................................................     (1,223)     (1,510)       (219)
                                                                 --------    --------    --------
     Provision for income taxes...............................   $112,708    $106,555    $ 82,131
                                                                 ========    ========    ========

     The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                              (thousands of
                                                                                 dollars)
Deferred tax expense (exclusive of the effects of other components
  listed below).........................................................   $     38    $ (6,364)
Adjustments to deferred tax assets and liabilities for enacted changes
  in tax laws and rates.................................................                 (1,586)
Change in balance of the valuation allowance for deferred tax assets....        520         698
                                                                           --------    --------
     Total..............................................................   $    558    $ (7,252)
                                                                           ========    ========

     The significant components of the net deferred tax asset were as follows:

                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
                                                                              (thousands of
                                                                                 dollars)
Deferred tax liabilities:
  Depreciation of bank premises and equipment...........................   $(13,514)   $(13,050)
  Equipment leased to customers.........................................    (14,276)    (16,478)
  Difference in basis of certain acquired assets accounted for as a
     purchase...........................................................     (9,265)    (10,993)
Deferred tax assets:
  Pension costs.........................................................     11,169       8,628
  Reserve for loan losses...............................................     75,191      75,016
  Other real estate.....................................................      3,904       3,187
  Deferred gain on sale of building.....................................      7,720      11,338
  Deferred compensation.................................................      7,089       6,977
  State and federal net operating loss carryforwards....................     10,532       8,965
  Other--net............................................................      9,795       8,909
                                                                           --------    --------
     Subtotal...........................................................     88,345      82,499
Less valuation allowance................................................    (11,066)     (9,271)
                                                                           --------    --------
     Net deferred tax asset.............................................   $ 77,279    $ 73,228
                                                                           ========    ========

     The deferred tax asset increased due to tax benefits recorded on securities which were marked-to-market in accordance with Statement No. 115 and acquisitions.

     The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carryforwards totaling approximately $187,000,000 which expire at various times within the next 15 years. If realized, the tax benefit for these items will reduce current tax expense for that period. A valuation allowance of $1,275,000 was added in 1994 due to the acquisition of First Southeast Banking Corp.

     Other assets include net deferred income tax charges of $77,279,000 and $73,228,000 at December 31, 1994 and 1993, respectively. Furthermore, amounts originally reported for 1993 have been reclassified to reflect actual tax return results.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

     Firstar has outstanding at any time a significant number of commitments to extend credits to its customers. These commitments include revolving credit agreements, term loan commitments, short-term borrowing agreements and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

     The following is a summary of such commitments at December 31, 1994 and 1993:

                                                                               DECEMBER 31
                                                                          ---------------------
                                                                           1994           1993
                                                                          ------         ------
                                                                          (millions of dollars)
Commitments to extend credit...........................................   $4,461         $4,140
Credit card lines......................................................    1,543          1,365
Standby and commercial letters of credit...............................      422            372
Mortgage loans sold with recourse......................................       36             27

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

NOTE 16. REGULATORY RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND CASH

     Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $253 million and $276 million at December 31, 1994 and 1993, respectively.

     Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of dividends. As of December 31, 1994, $255 million could be paid to Firstar by subsidiary banks in the form of dividends. In addition each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1995 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for each subsidiary bank.

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

                                                        INTEREST RATE SWAPS
                                            -------------------------------------------
                                            RECEIVE FIXED RATE                                           TOTAL
                                            -------------------                                        INTEREST
                                              INDEX                RECEIVE     PERIODIC    CAPS AND      RATE
                                            AMORTIZING    OTHER    VARIABLE      CAPS       FLOORS     CONTRACTS
                                            ----------    -----    --------    --------    --------    ---------
                                                                   (millions of dollars)
December 31, 1992........................      $          $ 113     $  193       $           $ 80       $   386
  Additions..............................       200          10         50        720         120         1,100
  Maturities.............................                   (63)       (57)                   (20)         (140)
                                               ----       -----     ------       ----        ----       -------
December 31, 1993........................       200          60        186        720         180         1,346
  Additions..............................        90          50          5        210         241           596
  Maturities.............................                   (35)      (115)                   (40)         (190)
                                               ----       -----     ------       ----        ----       -------
December 31, 1994........................      $290       $  75     $   76       $930        $381       $ 1,752
                                               ====       =====     ======       ====        ====       =======

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

     Interest rate swaps used to convert variable rate loans to fixed rate loans have a total notional value of $75 million. Other swaps totalling $76 million were used to convert fixed rate loans and securities to a variable rate basis.

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

     Interest rate caps provide for the receipt of payments when the three month LIBOR rate exceeds predetermined interest rate caps. These instruments manage interest rate risk on securities and loans.

     The maturity of derivative financial instruments as of December 31, 1994 is as follows:

                                                  MATURITY RANGE OF DERIVATIVE FINANCIAL INSTRUMENTS
                              -------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED     MARKET
                                                                                                   AVERAGE    VALUE ASSET
                              1995      1996      1997      1998      1999     BEYOND    TOTAL    MATURITIES  (LIABILITY)
                              -----     -----     -----     -----     -----    ------    ------   ----------  -----------
                                                                 (millions of dollars)
Interest Rate Swaps
  Receive variable........... $  37     $   6     $  25               $   8              $   76      1.5 yr     $  (0.2)
    Average receive rate.....  5.19%     6.12%     6.19%               6.31%               5.79%
    Average pay rate.........  5.56%     6.52%     8.33%               8.59%               6.85%
  Receive fixed.............. $  20     $  55                                            $   75     1.2 yrs        (1.8)
    Average receive rate.....  6.39%     7.20%                                             6.99%
    Average pay rate.........  6.75%     7.07%                                             6.99%
  Receive fixed--amortizing..                     $ 100     $ 100     $  90              $  290     3.4 yrs       (23.2)
    Average receive rate.....                      4.90%     5.17%     6.00                5.33%
    Average pay rate.........                      5.62%     5.75%     6.50                5.94%
  Periodic cap............... $   5     $ 205     $ 620     $ 100                        $  930     2.3 yrs       (38.8)
    Average receive rate.....  6.54%     4.91%     4.34%     4.86%                         4.54%
    Average pay rate.........  6.50%     6.16%     5.49%     5.94%                         5.69%
Interest Rate Floors.........           $  10     $  50     $  10     $ 201    $  30     $  301     4.3 yrs         1.2
  Average floor rate.........            4.50%     4.70%     5.00%     5.04%    5.17%      4.98%
Interest Rate Caps........... $  80                                                      $   80       .6 yr         1.2
  Average cap rate...........  4.00%                                                       4.00%
                              -----     -----     -----     -----     -----    -----     ------                 -------
      Total.................. $ 142     $ 276     $ 795     $ 210     $ 299    $  30     $1,752     2.7 yrs     $ (61.6)
                              =====     =====     =====     =====     =====    =====     ======                 =======

- ------------
All interest rates represent rates in effect on December 31, 1994.

Index rate for interest rate caps/floors is three month LIBOR.

     The notional values of derivative financial instruments represent the amounts on which interest payments are exchanged between the counterparties. Those notional values do not represent direct credit exposures. Firstar is exposed to credit-related losses in the event of nonperformance by counterparties to these instruments but does not expect any counterparty to fail to meet their obligations. Where appropriate, Firstar requires collateral based upon the positive market value of the exposure taking into account bi-lateral netting agreements with certain counterparties. Based on market values, Firstars' credit exposure was $3.6 million at December 31, 1994.

     Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments. Firstar had contracts totaling $44 million and $328 million on December 31, 1994 and 1993, respectively. Gains or losses on these contracts are included in the determination of the market value of mortgages held for sale.

     Trading Activities

     Firstar also acts as an intermediary for customers in their management of interest rate and foreign currency rate risk. In this regard, Firstar will enter into interest rate swaps, caps, floors and foreign exchange contracts with customers to minimize their exposure to market risk. Firstar enters into essentially offsetting transactions with other counterparties. Customer related derivative activity is marked-to-market value. The credit exposure at year-end of $21.1 million is represented by the fair value of contracts with a positive value. Gross credit exposure amounts disregard the value of any collateral. Revenue from this intermediary activity was $3.2 million and $1.8 million in 1994 and 1993 respectively.

     Information on these transactions is shown below.

                                                         1994                               1993
                                            -------------------------------    -------------------------------
                                                             ESTIMATED                          ESTIMATED
                                                            FAIR VALUE                         FAIR VALUE
                                            NOTIONAL    -------------------    NOTIONAL    -------------------
                                             AMOUNT     YEAR-END    AVERAGE     AMOUNT     YEAR-END    AVERAGE
                                            --------    --------    -------    --------    --------    -------
                                                                  (millions of dollars)
Interest Rate Swaps:
  In a receivable position...............     $442       $ 18.1      $21.8       $586       $ 10.0      $11.3
  In a payable position..................      442         18.5       21.3        586          9.1       10.6
Interest Rate Caps/Floors:
  Held...................................      115          2.2        1.3         36           .1         .1
  Written................................      115          2.2        1.3         36           .1         .1
Foreign Exchange Contracts:
  In a receivable position...............       28           .7        1.0         39          1.5        N/A
  In a payable position..................       29           .7        1.1         38          1.4        N/A

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that Firstar disclose estimated fair values for its financial instruments. Fair value estimates were based on relevant market data and information about the various financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Firstar's entire holdings of a particular financial instrument. Because no market exists for a significant portion of Firstar's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience, and other factors. These estimates are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities which are not considered financial instruments. Significant assets that are not considered financial instruments include goodwill, core deposit-intangibles, certain customer relationships and fixed assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

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

     The estimated fair value of Firstar's financial instruments is summarized as follows:

                                                 DECEMBER 31, 1994             DECEMBER 31, 1993
                                             --------------------------    --------------------------
                                              CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                             -----------    -----------    -----------    -----------
                                                              (thousands of dollars)
Financial assets:
  Cash and short-term investments.........   $ 1,474,518    $ 1,474,518    $ 1,670,725    $ 1,670,725
  Trading securities......................        29,050         29,050         12,491         12,491
  Securities available for sale...........       222,719        222,719        209,445        209,445
  Securities held to maturity.............     3,750,895      3,638,604      3,150,307      3,210,293
  Loans, net of allowance for loan
     losses...............................    11,715,277     11,501,567     10,635,107     10,883,943
Financial liabilities:
  Deposits:
     Without stated maturities............     8,736,971      8,736,971      8,924,723      8,924,723
     With stated maturities...............     4,672,244      4,661,409      4,208,600      4,239,524
  Short-term borrowed funds...............     2,497,478      2,497,478      1,397,106      1,397,106
  Long-term debt..........................       272,545        272,464        266,635        284,646
Derivative financial instruments:
  Asset and liability management:
     Interest rate instruments:
       Asset..............................            --          3,728             --          3,981
       Liability..........................            --         64,778             --          7,792
  Credit commitments......................            --         13,643             --         15,345
  As Intermediary for customers:
     Interest rate contracts:
       Asset..............................        20,491         20,491             --         10,091
       Liability..........................        20,843         20,843             --          9,195
     Foreign exchange contracts:
       Asset..............................           740            740          1,535          1,535
       Liability..........................           659            659          1,354          1,354

NOTE 19. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                        ------------------------
                                                                           1994          1993
                                                                        ----------    ----------
                                                                         (thousands of dollars)
Assets:
  Cash and due from banks............................................   $      670    $      124
  Short-term investments.............................................       70,950        52,485
  Commercial loans...................................................          424           694
  Loans to bank subsidiaries.........................................       35,000        25,000
  Loans to other subsidiaries........................................        3,758         8,018
  Investment in bank subsidiaries....................................    1,522,825     1,396,922
  Investment in other subsidiaries...................................       15,668        13,473
  Other assets.......................................................        7,266         6,166
                                                                        ----------    ----------
     Total assets....................................................   $1,656,561    $1,502,882
                                                                        ==========    ==========
Liabilities and stockholders' equity:
  Long-term debt.....................................................   $  124,956    $  125,311
  Other liabilities..................................................       18,920        18,257
  Stockholders' equity...............................................    1,512,685     1,359,314
                                                                        ----------    ----------
     Total liabilities and stockholders' equity......................   $1,656,561    $1,502,882
                                                                        ==========    ==========

                              STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31
                                                            --------------------------------------
                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                    (thousands of dollars)
Revenue:
  Dividends from bank subsidiaries.......................   $  119,920    $  135,519    $   90,611
  Dividends from other subsidiaries......................        4,000         4,024         2,000
  Fees from subsidiaries.................................       22,859        21,566        20,005
  Investment and loan income.............................        4,897         3,784         3,834
  Other revenue..........................................        1,201         1,673           148
                                                            ----------    ----------    ----------
     Total revenue.......................................      152,877       166,566       116,598
Expense:
  Interest...............................................       12,748        13,045        13,578
  Salaries and employee benefits.........................       16,003        15,267        14,182
  Other expense..........................................       12,396        10,508        13,290
                                                            ----------    ----------    ----------
     Total expense.......................................       41,147        38,820        41,050
Income before income taxes and equity in undistributed
  income of subsidiaries.................................      111,730       127,746        75,548
Provision for income tax expense (benefits)..............       (5,413)        8,151        (5,216)
                                                            ----------    ----------    ----------
Income before equity in undistributed income of
  subsidiaries...........................................      117,143       119,595        80,764
Equity in undistributed income of subsidiaries...........      109,530       108,343       105,235
                                                            ----------    ----------    ----------
     Net income..........................................   $  226,673    $  227,938    $  185,999
                                                            ==========    ==========    ==========

                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                              -----------------------------------
                                                                1994         1993         1992
                                                              ---------    ---------    ---------
                                                                    (thousands of dollars)
Cash flows from operating activities:
  Net income...............................................   $ 226,673    $ 227,938    $ 185,999
  Adjustments:
     Equity in undistributed income of subsidiaries........    (109,530)    (108,343)    (105,235)
     Depreciation, amortization and accretion..............         813          733          729
     (Increase) decrease in other assets...................        (991)      10,527       (4,397)
     Increase in other liabilities.........................         185        3,153          785
     Other net.............................................          30          406        1,216
                                                              ---------    ---------    ---------
       Net cash provided by operating activities...........     117,180      134,414       79,097

Cash flows from investing activities:
  Net (increase) decrease in short-term investments........     (18,465)     (18,335)      23,615
  Net decrease (increase) in commercial loans..............         270          174       (1,513)
  Net (increase) decrease in loans to subsidiaries.........      (5,740)       5,978        2,566
  Purchases of premises and equipment......................      (1,031)        (902)        (328)
  Funds invested in acquisitions...........................                               (12,730)
  Capital contributions to subsidiaries....................      (5,950)        (710)     (10,300)
  Purchase of minority shares of subsidiaries..............          (9)        (591)        (779)
  Net decrease (increase) in intercompany receivables......         622         (956)         168
  Other net................................................         206          167         (451)
                                                              ---------    ---------    ---------
       Net cash (used in) provided by investing
          activities.......................................     (30,097)     (15,175)         248

Cash flows from financing activities:
  Repayment of long-term debt..............................        (380)        (366)      (6,428)
  Cash dividends...........................................     (75,081)     (67,453)     (53,204)
  Preferred stock redemption...............................                  (51,500)
  Common stock transactions................................     (11,076)         138      (19,788)
                                                              ---------    ---------    ---------
       Net cash used in financing activities...............     (86,537)    (119,181)     (79,420)
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and due from banks.........         546           58          (75)
Cash and due from banks at beginning of year...............         124           66          141
                                                              ---------    ---------    ---------
Cash and due from banks at end of year.....................   $     670    $     124    $      66
                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest...................   $  12,753    $  12,829    $  13,672

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

                                          KPMG Peat Marwick LLP

Milwaukee, Wisconsin
January 19, 1995