Form 10-Q
period 1995-06-30
FIRSTAR CORP /WI/
filed 1995-08-07
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED JUNE 30, 1995        COMMISSION FILE NUMBER 1-2981




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

As of July 31, 1995, 76,583,209 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8

         Additional Financial Data                              15


PART II.  OTHER INFORMATION

Item 5.  Other Information                                      17

Item 6.  Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                      17














FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                          June 30     December 31     June 30
(thousands of dollars)                                      1995          1994          1994
------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $     953,824 $   1,092,114 $   1,028,889
Interest-bearing deposits with banks                          6,342        33,532        21,632
Federal funds sold and resale agreements                    258,943       351,304       240,071
Trading securities                                           17,929        29,050        19,346
Securities held to maturity (market value $4,186,277
    $3,636,897 and $3,320,824 on June 30, 1995,
   December 31, 1994 and June 30, 1994)                   4,122,251     3,750,897     3,357,994
Securities available for sale                                80,878       222,719       176,527
Loans:
Commercial and industrial                                 3,169,201     2,944,565     2,696,758
Real estate                                               2,889,442     2,801,759     2,579,539
Other                                                       957,295       963,883       949,750
                                                        ------------  ------------  ------------
  Commercial loans                                        7,015,938     6,710,207     6,226,047

Credit card                                                 544,423       575,278       505,577
Real estate - mortgage                                    2,621,853     2,382,857     2,311,531
Home equity                                                 887,948       767,540       690,629
Other                                                     1,413,269     1,469,946     1,451,069
                                                        ------------  ------------  ------------
  Consumer loans                                          5,467,493     5,195,621     4,958,806
                                                        ------------  ------------  ------------
     Total loans                                         12,483,431    11,905,828    11,184,853
     Reserve for loan losses                               (199,423)     (190,552)     (191,935)
                                                        ------------  ------------  ------------
        Loans - net                                      12,284,008    11,715,276    10,992,918

Bank premises and equipment                                 345,485       335,078       310,161
Customer acceptance liability                                30,072        13,466        17,426
Other assets                                                472,114       450,770       460,534
                                                        ------------  ------------  ------------
     Total assets                                     $  18,571,846 $  17,994,206 $  16,625,498
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   2,893,599 $   3,113,103 $   2,772,983
    Interest-bearing demand                               1,556,554     1,714,368     1,618,790
    Money market accounts                                 2,005,050     2,086,665     1,998,615
    Savings passbook                                      1,750,815     1,822,836     1,888,478
    Certificates of deposit                               5,401,863     4,672,243     4,354,774
                                                        ------------  ------------  ------------
        Total deposits                                   13,607,881    13,409,215    12,633,640

Short-term borrowed funds                                 2,530,321     2,196,478     1,806,488
Other debt                                                  595,846       573,545       492,429
Bank acceptances outstanding                                 30,072        13,466        17,426
Other liabilities                                           266,567       288,817       251,008
                                                        ------------  ------------  ------------
        Total liabilities                                17,030,687    16,481,521    15,200,991

Stockholders' equity:
  Preferred stock                                            19,110        26,979        27,441
  Common stock                                               96,196        96,465        94,628
    Issued: June 30, 1995, 76,956,450 shares
    Issued: December 31, 1994, 77,171,835 shares
    Issued: June 30, 1994, 75,702,271 shares
  Capital surplus                                           215,199       230,453       213,698
  Retained earnings                                       1,212,124     1,172,062     1,098,932
  Treasury stock                                             (2,600)      (10,669)       (7,582)
    Held: June 30, 1995, 478,653 shares
    Held: December 31, 1994, 792,303 shares
    Held: June 30, 1994, 697,611 shares
   Restricted stock                                            (571)       (1,551)       (1,744)
   Unrealized losses on securities available for sale         1,701        (1,054)         (866)
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,541,159     1,512,685     1,424,507
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  18,571,846 $  17,994,206 $  16,625,498
                                                        ============  ============  ============


                                                                    -1-



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------
                                                 Three Months Ended       Six Months Ended
                                                      June 30                 June 30
(thousands of dollars, except per share data)       1995       1994       1995       1994
--------------------------------------------- ----------------------  ----------------------
                                              (unaudited)           (unaudited)
INTEREST REVENUE
Loans                                         $  271,246 $  220,648   $  529,966 $  427,967
Securities                                        64,186     46,575      124,036     92,046
Interest-bearing deposits with banks                 241        257          659        581
Federal funds sold and resale agreements           3,163      2,004        6,130      3,766
Trading securities                                   246        298          464        537
                                               ---------- ----------   ---------- ----------
     Total interest revenue                      339,082    269,782      661,255    524,897

INTEREST EXPENSE
Deposits                                         113,706     75,408      216,956    146,267
Short-term borrowed funds                         35,378     14,266       65,763     24,324
Other debt                                        10,889      6,993       20,902     13,583
                                               ---------- ----------   ---------- ----------
     Total interest expense                      159,973     96,667      303,621    184,174
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE                             179,109    173,115      357,634    340,723
Provision for loan losses                          9,987      2,877       23,123      6,552
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           169,122    170,238      334,511    334,171

OTHER OPERATING REVENUE
Trust and investment management fees              32,433     30,234       64,117     61,072
Service charges on deposit accounts               20,028     20,671       39,785     41,172
Credit card service revenue                       14,817     13,574       28,772     25,944
Data processing fees                               4,597      5,322        9,516     10,380
Securities (losses) gains                           (378)        26       (6,061)       675
Other revenue                                     25,118     25,514       48,701     51,302
                                               ---------- ----------   ---------- ----------
     Total other operating revenue                96,615     95,341      184,830    190,545

OTHER OPERATING EXPENSE
Salaries                                          82,203     77,759      163,296    154,699
Employee benefits                                 19,325     17,635       38,738     36,402
Equipment expense                                 14,950     12,881       28,820     26,426
Net occupancy expense                             14,418     13,504       28,951     27,334
Net other real estate revenue                        195       (223)        (148)      (422)
Restructuring expense                              3,155          0       23,151          0
Processing loss                                        0     22,000            0     22,000
Other expense                                     49,763     49,161      100,957     94,798
                                               ---------- ----------   ---------- ----------
     Total other operating expense               184,009    192,717      383,765    361,237

INCOME BEFORE INCOME TAXES                        81,728     72,862      135,576    163,479
Applicable income taxes                           27,946     23,306       45,509     53,785
                                               ---------- ----------   ---------- ----------
NET INCOME                                    $   53,782 $   49,556   $   90,067 $  109,694
                                               ========== ==========   ========== ==========
Net income applicable to common stock         $   53,383 $   48,995   $   89,120 $  108,572
                                               ========== ==========   ========== ==========
PER COMMON SHARE
Net income                                    $.70       $.65         $1.17      $1.45
Dividends                                      .34        .30          .64        .56


                                                     -2-

FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended
                                                                                  June 30
(thousands of dollars)                                                         1995           1994
------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     90,067   $    109,694
   Adjustments:
      Provision for loan losses                                                 23,123          6,552
      Depreciation, amortization, and accretion                                 21,931         22,947
      Net decrease (increase) in trading securities                             11,121         (6,855)
      Net (increase) decrease in loans held for resale                         (99,413)       217,926
      (Losses) gains on sale of assets                                           7,960         (3,300)
      Increase in other assets                                                 (28,146)       (38,933)
      (Decrease) increase in other liabilities                                 (19,130)        28,939
      Other net                                                                  3,038         (2,658)
                                                                          -------------  -------------
            Net cash provided by operating activities                           10,551        334,312
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                  92,361         51,861
      Net decrease in interest-bearing deposits with banks                      27,190         40,801
      Purchase of securities available for sale                                 (4,801)             0
      Sale of securities available for sale                                    238,370         22,364
      Maturities of securities available for sale                               91,738          7,300
      Maturities of securities held to maturity                                422,050        490,316
      Purchase of securities held to maturity                                 (914,013)      (639,848)
      Net increase in loans                                                   (485,782)      (508,208)
      Cash acquired in acquisitions                                                294          4,600
      Proceeds from sale of other real estate                                    7,834         10,581
      Purchase of bank premises and equipment                                  (28,338)       (24,138)
      Proceeds from sale of bank premises and equipment                          1,093            291
                                                                          -------------  -------------
            Net cash used in  investing activities                            (552,004)      (544,080)
Cash Flows from Financing Activities:
      Net increase (decrease) in deposits                                      124,738       (679,598)
      Net increase in short-term borrowed funds                                331,070        612,734
      Issuance of  long-term debt                                               35,260         41,217
      Repayment of long-term debt                                              (11,802)        (9,259)
      Redemption of preferred stock                                             (8,350)
      Common stock transactions                                                (18,506)        (2,303)
      Cash dividends                                                           (49,247)       (40,792)
                                                                          -------------  -------------
            Net cash provided by (used in) financing activities                403,163        (78,001)
Net decrease in cash and due from banks                                       (138,290)      (287,769)
Cash and due from banks at beginning of period                               1,092,114      1,316,658
                                                                          -------------  -------------
Cash and due from banks at end of period                                  $    953,824   $  1,028,889
                                                                          =============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    290,253   $    183,083
      Income taxes                                                              56,372         71,049

Transfer to other real estate from loans                                  $      4,882   $      6,922


                                                                      -3-


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K/A for the year ended December 31, 1994.

2. Mergers and Acquisitions

   On January 31, 1995, Firstar Corporation completed its merger with First Colonial Bankshares Corporation, a $1.8 billion bank holding
   company operating in the Chicago metro area.   The  transaction was
   accounted for as a pooling of interests. The total number of shares of Firstar common stock issued was 7,700,767 shares. All financial information has been restated to reflect this transaction.

   On March 31, 1995, Firstar Corporation completed its acquisition of First Moline Financial Corporation, an $86 million thrift holding company operating in Moline, Illinois. The transaction was accounted for as a purchase with the issuance of 313,650 shares of Firstar common stock.

   On April 28, 1995, Firstar Corporation completed the acquisition of Investors Bank Corp., a $1.1 billion thrift company operating in the
   Minneapolis/St. Paul metro area.   The  transaction was accounted for
   as a pooling of interests through the issuance of 3,006,923 shares of Firstar common stock. All financial information has been restated to reflect this transaction.








3. Securities

   The amortized cost and approximate market values of securities held to maturity are as follows:

                                                     June 30, 1995
                                                     -------------------------------------------------
                                                                                            Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains        Losses       Value
                                                     -----------  ----------  ------------  ----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $  1,770,908 $    38,504 $     (13,972)$ 1,795,440
   Mortgage backed obligations of federal agencies    1,135,033      32,844        (2,207)  1,165,670
   State and political subdivisions                   1,051,247      15,921        (6,993)  1,060,175
   Corporate debt                                        30,257          57          (128)     30,186
   Equity securities                                     58,860           0             0      58,860
   Other                                                 75,946           0             0      75,946
                                                     -----------  ----------  ------------  ----------
     Total                                         $  4,122,251 $    87,326 $     (23,300)$ 4,186,277
                                                     ===========  ==========  ============  ==========

   Securities available for sale:
   U.S. Treasury and federal agencies              $     65,189 $     2,546 $         (31)$    67,704
   Mortgage backed obligations of federal agencies        6,044         128           (22)      6,150
   State and political subdivisions                       6,943          76           (47)      6,972
   Corporate debt                                            52           0             0          52
                                                     -----------  ----------  ------------  ----------
     Total                                         $     78,228 $     2,750 $        (100)$    80,878
                                                     ===========  ==========  ============  ==========


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------

4. Nonperforming Assets and Past Due Loans

                                                                   June 30    December 31    June 30
                                                                     1995         1994         1994
                                                                  ----------  ------------  ----------
   Nonaccrual loans:
      Commercial                                                $    26,748 $      29,710 $    45,043
      Commercial - real estate                                       43,994        28,993      24,186
      Consumer                                                       13,819         9,831       9,217
                                                                  ----------  ------------  ----------
                                                                     84,561        68,534      78,446
   Renegotiated loans:
      Commercial                                                         41            71          79
      Commercial - real estate                                        1,610           674         644
                                                                  ----------  ------------  ----------
                                                                      1,651           745         723
   Other real estate                                                  7,526        13,282      17,804
                                                                  ----------  ------------  ----------
        Total                                                   $    93,738 $      82,561 $    96,973
                                                                  ==========  ============  ==========

   Nonperforming assets as a percent of:
     Loans and other real estate                                       0.75 %        0.69 %      0.87 %
     Total assets                                                      0.50          0.46        0.58

   Loans past due 90 days and still accruing
      Commercial                                                $     8,733 $       7,432 $     9,101
      Commercial - eeal estate                                       13,513         3,760      19,878
      Consumer                                                       16,861        15,709      13,546
                                                                  ----------  ------------  ----------
      Total                                                     $    39,107 $      26,901 $    42,525
                                                                  ==========  ============  ==========

4. Reserve for Loan Losses

                                                                                Six Months Ended
                                                                                       June 30
                                                                              ------------------------
                                                                                  1995         1994
                                                                              ------------  ----------
   Balance - beginning of period
     As previously reported                                                 $     172,606 $   174,873
     Adjustments for pooling of interests                                          17,946      14,841
                                                                              ------------  ----------
   Balance - as restated                                                          190,552     189,714
   Provision for loan losses                                                       23,123       6,552
   Loan recoveries                                                                  8,482       9,475
   Loan charge-offs                                                               (23,599)    (15,017)
   Reserves of acquired banks                                                         865       1,211
                                                                              ------------  ----------
   Balance - end of period                                                  $     199,423 $   191,935
                                                                              ============  ==========

   Net charge-offs to average loans                                           .25         % .10       %
   Reserve to period-end loans                                                1.60          1.72


   Firstar adopted Financial Accounting Standards Board Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan on January 1, 1995. These statements establish procedures for determining the appropriate reserve for loan losses for loans deemed impaired.
   The calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Firstar has identified $70.7 million of loans considered to be impaired. Income recognition for these loans is limited to actual cash receipts. These statements did not have any impact on the current level of the reserve for loan losses and is not expected to effect 1995 operating results.

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------

6. Firstar adopted Financial Accounting Standards Board Statement No. 122, Accounting for Mortgage Servicing Rights. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights are purchased or related to loans originated by the company. Firstar established an asset of $1.5 million in the second quarter of 1995 representing the cost of mortgage servicing rights originated during the first half of 1995. This asset, along with purchased mortgage servicing rights is amortized as an expense in relation to the servicing revenue expected to be earned.

7. Changes in Stockholders' Equity

                                                       Three Months Ended       Six Months Ended
                                                           June 30                   June 30
                                                     -----------------------  ------------------------
                                                        1995         1994         1995         1994
                                                     -----------  ----------  ------------  ----------
   Balance - beginning of period
     As previously reported                        $  1,463,965 $ 1,348,477 $   1,459,822 $ 1,312,161
     Adjustments for pooling of interests                51,866      49,917        52,863      47,153
                                                     -----------  ----------  ------------  ----------
   Balance - as restated                           $  1,515,831 $ 1,398,394       1512685     1359314
     Net income                                          53,782      49,556         90067      109694
     Common stock issued                                  4,089       1,217          7959        4836
     Common stock retired                                  (281)          0       (24,688)          0
     Preferred stock converted                             (278)       (275)         (278)     (1,475)
     Preferred stock redemption                          (8,350)          0        (8,350)          0
     Treasury stock issued                                    0           0         9,276           0
     Treasury stock purchased                                 0      (2,008)            0      (4,548)
     Restricted stock transactions                          898          92           980        (409)
     Change in unrealized gains(losses) on                1,808        (732)        2,755      (1,966)
      securities available for sale
     Dividends - common stock                           (25,941)    (21,176)      (48,300)    (39,817)
               - preferred stock                           (399)       (561)         (947)     (1,122)
                                                     -----------------------  ------------------------
   Balance - end of period                         $  1,541,159 $ 1,424,507 $   1,541,159 $ 1,424,507
                                                     =======================  ========================

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------
8. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk as of June 30, 1995.

                                                                  June 30, 1995
                                         -------------------------------------------------------------
                                                                                              Market
                              12-31-94                 Average     Average      Weighted      Value
                              Notional   Notional      Receive       Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  ----------  ------------  ----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      290 $      290          5.40 %      6.17 % 2.9 yr      $      (5.3)
       Other                        75         75          6.98        7.35   0.7                (0.1)
   Receive variable                 76         57          6.09        6.63   1.4                (1.7)
   Periodic caps*                  930        480          4.81        5.79   2.1                (2.4)

   Interest rate floors**          301        501          5.06                                   6.1
   Interest rate caps**             80         25          5.95                                   0.1
                              ---------  ---------                                          ----------
                            $    1,752 $    1,428                                         $      (3.3)
                              =========  =========                                          ==========


   * Periodic caps interest rate swaps with a notional value of $450
   million were terminated in June 1995.   Additionally, another $250
   million of these swaps were terminated in July 1995.

   **Interest rate floors and caps provide for the receipt of payments when the index interest rate is below or above the predetermined interest rate.


<\TABLE.


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation reported net income for the six months ended June 30,
1995 of $90.1 million,  or $1.17 per common share, down from $109.7 million, or $1.45 per common share, for the same period last year.  Return on common equity was 12.01% for the first six months of the year, compared with  15.97%
for the same period last year, while return on assets was 1.01% compared to
1.38% during  the same period last year.

  Net income for the second quarter totaled $53.8 million, or $.70 per common share, up from $49.6 million or $.65 per common share for the same quarter of 1994. Return on common equity was 14.19% in the second quarter of 1995 compared to 14.15% for the comparible 1994 period. Return on assets was 1.19% compared with 1.22% in the same period last year. Table 1 shows the components of net interest revenue, net income and net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis

                                                 Three Months Ended June 30    Six Months Ended June 30
                                                 ----------------------------  ----------------------------------------
                                                  1995     1994      Change        1995          1994         Change
                                                 ------  ---------  ---------  ------------  ------------  ------------
                                                 (millions of dollars)         (millions of dollars)
Interest revenue                               $ 339.1 $    269.8 $     69.3 $       661.3 $       525.0 $       136.3
Taxable-equivalent adjustment                      8.0        8.7       (0.7)         16.4          17.0          (0.6)
                                                 ------  ---------  ---------  ------------  ------------  ------------
  Interest revenue - taxable-equivalent          347.1      278.5       68.6         677.7         542.0         135.7
Interest  expense                                160.0       96.6       63.4         303.6         184.2         119.4
                                                 ------  ---------  ---------  ------------  ------------  ------------
  Net  interest  revenue - taxable-equivalent    187.1      181.9        5.2         374.1         357.8          16.3
Provision for loan losses                         10.0        2.9        7.1          23.1           6.6          16.5
Other operating revenue                           96.6       95.3        1.3         184.8         190.5          (5.7)
Other operating expense                          184.0      192.7       (8.7)        383.8         361.2          22.6
                                                 ------  ---------  ---------  ------------  ------------  ------------
  Income before income taxes                      89.7       81.6        8.1         152.0         180.5         (28.5)
Provision for income taxes                        27.9       23.3        4.6          45.5          53.8          (8.3)
Taxable-equivalent adjustment                      8.0        8.7       (0.7)         16.4          17.0          (0.6)
                                                 ------  ---------  ---------  ------------  ------------  ------------
Net income                                     $  53.8 $     49.6 $      4.2 $        90.1 $       109.7 $       (19.6)
                                                 ======  =========  =========  ============  ============  ============

Yield on earning assets                           8.33 %     7.57 %     0.76          8.28 %        7.50 %        0.78 %
Cost of interest-bearing liabilities              4.70       3.29       1.41          4.57          3.21          1.36
                                                 ------  ---------  ---------  ------------  ------------  ------------
Interest spread                                   3.63       4.28      (0.65)         3.71          4.29         (0.58)
Impact of interest-free funds                     0.86       0.66       0.20          0.86          0.66          0.20
                                                 ------  ---------  ---------  ------------  ------------  ------------
  Net interest margin                             4.49 %     4.94 %    (0.45)         4.57 %        4.95 %       (0.38)%
                                                 ======  =========  =========  ============  ============  ============

  In the first six months of 1995 certain merger and restructuring charges were taken in connection with four completed acquisitions. These expenses totaled $43.0 million pre-tax and reduced net income by $27.6 million, or 36 cents per share as shown in Table 2.




Table 2. Acquisition related restructuring costs
                                                             Three       Six
                                                            Months     Months
                                                             Ended      Ended
                                                            6-30-95    6-30-95
                                                           ---------  ---------
                                                   (thousands of dollars)

Additional loan loss provisions                          $    4,818 $   13,612
Losses on sales of securities                                   554      6,263

Restructuring expenses:
  Employee severence                                          1,501     11,899
  Facilities and equipment                                    1,476      4,801
  Professional fees                                              36      2,531
  Other                                                         142      3,920
                                                           ---------  ---------
                                                              3,155     23,151
                                                           ---------  ---------
Total pre-tax costs                                           8,527     43,026
Income tax benefit                                            3,083     15,393
                                                           ---------  ---------
  Total                                                  $    5,444 $   27,633
                                                           =========  =========

Per common share impact                                  $     0.07 $     0.36

                                                         -8-

  Additional loan loss provisions of $13.6 million were taken to increase the new acquisitions' loan loss reserve levels to conform with Firstar's policy. Also, securities not compatible with Firstar's investment policy were sold with a resulting loss of $6.3 million. These funds, totaling $146 million, were redeployed in the securities portfolio with a resulting increase in the net yield which will recover the realized loss within one year.

  Acquisition related restructuring charges totaling $23.2 million are included in operating expenses. Included in this charge was $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closings and write-off of unusable equipment, $2.5 million of professional fees and $3.9 million of other costs associated with the mergers. The restructuring charge of $23.2 million consists of $17.3 million in anticipated cash expenditures and $5.9 million of non-cash asset write-downs. Substantially all of the cash expenditures associated with these charges should be made by the end of 1995.

  Net interest revenue during the first six months of 1995, on a taxable equivalent basis, was $374.1 million which was $16.3 million, or 4.6%, above the level of the same period last year. The net interest margin was 4.57% during the first six months compared to 4.95% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, up 13.2% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed as a result of increasing costs of fund sources not being met by similar increases in earning asset rates.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 25% to $677.7 million during the first six months of 1995 compared to the same period last year. This resulted from a 13.2% increase in average earning assets, along with higher interest rates.
 The rate received on earning assets increased from 7.50% in the first six months of 1994 to 8.28% in the same period in 1995. Loan revenue increased $102.1 million, or 23.7%, in the first six months of 1995 compared to the same period last year. The increased loan balances, up 11.5% from the same period last year, along with higher rates, accounted for the increase in revenue. Interest revenue from commercial loans increased $62.6 million due to both higher balances and rates. Interest revenue from consumer loans increased $39.5 million due to both higher balances and rates.

  Total interest expense was $303.6 million during the first six months in 1995, an increase of $119.4 million, or nearly 65%, from the same period last year. Interest rates on liabilities increased from 3.21% in 1994 to 4.57% in 1995, which was a major factor in the increase of expense. Expense on total deposits increased $70.7 million, or 48.3%, in the first six months of 1995 compared to the same period last year, due primarily to higher interest rates.
 Interest paid on short-term borrowed funds increased by $41.4 million, or 170.4%, due to both higher average balances and rates.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $6.7 million and net interest margin by .08% during the first six months of 1995. This compares to an increase in net interest revenue of $3.2 million and an increase in net interest margin of .05% in the same period of 1994. Using a most likely interest rate scenario, it is expected that derivative financial instruments will result in a reduction of net interest margin of approximately .04% during the next twelve months.

Table 3.  Analysis of interest revenue and expense

                                                                       Six Months Ended June 30
                                                         --------------------------------------------------------------
                                                               Interest           Total         Due to
                                                         --------------------                --------------------------
                                                           1995       1994        Change        Volume         Rate
                                                         ---------  ---------  ------------  ------------  ------------
                                                                             (thousands of dollars)
Interest-bearing deposits
  with banks                                           $      659 $      581 $          78 $         (24)$         102
Federal funds sold and
  resale agreements                                         6,130      3,766         2,364             7         2,357
Trading securities                                            565        686          (121)         (153)           32
Securities                                                136,876    105,542        31,334        22,103         9,232
Commercial loans                                          301,121    238,525        62,596        28,297        34,299
Consumer loans                                            232,357    192,854        39,503        23,959        15,543
                                                         ---------  ---------  ------------
  Total loans                                             533,478    431,379       102,099        52,308        49,790
                                                         ---------  ---------  ------------
  Total interest revenue                                  677,708    541,954       135,754        75,802        59,952

Interest-bearing demand                                    13,728     10,356         3,372          (406)        3,778
Money market accounts                                      41,492     24,425        17,067         1,093        17,763
Savings passbook                                           23,765     21,411         2,354        (1,050)        3,404
Certificates of deposit                                   137,971     90,075        47,896        19,798        24,355
                                                         ---------  ---------  ------------
  Total deposits                                          216,956    146,267        70,689        13,187        57,502
Short-term borrowed funds                                  65,763     24,324        41,439        19,928        21,511
Long-term debt                                             20,902     13,583         7,319         3,279         4,040
                                                         ---------  ---------  ------------
  Total interest expense                                  303,621    184,174       119,447        32,240        87,207
                                                         ---------  ---------  ------------
  Net interest revenue                                 $  374,087 $  357,780 $      16,307        48,968       (32,661)
                                                         =========  =========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.

  The provision for loan losses of $23.1 million was $16.6 million higher than last year. As discussed previously, $13.6 million of this increase was a merger related adjustment to loan loss reserve levels. Net charge-offs for the first six months were at a level of .25% of average outstanding loans compared to .10% a year earlier. Charge-off levels for the first half of 1994 were unusually low and the current periods' level of .25% is consistent with recent experience. The reserve for loan losses represented 1.60% of total loans at June 30, 1995 the same level as at year-end and down from 1.72% a year earlier.

  Nonperforming assets were $93.7 million at June 30, 1995, which amounted to .75% of total loans and other real estate. This was a $11.2 million increase from the December 31, 1994 level which was .69% of total loans and other real estate. Nonperforming assets have gone up in part due to the application of Firstar's credit review policies to the loan portfolios of the recently acquired banks. Nonperforming real estate related assets increased $10.2 million. Commercial nonperforming loans decreased $3.0 million and consumer nonperforming loans increased $4.0 million. Real estate related nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at June 30, 1995 of $53.1 million, or 56.7%, of total nonperforming assets. Commercial nonperforming assets currently represent $26.8 million, or 28.6% of the nonperforming portfolio.

  Other operating revenue, excluding securities gains and losses, increased by less than 1% to a level of $190.9 million in the first six months of 1995 compared to the same period last year. Firstar continues to emphasize growth in non-interest revenue although recent growth trends have been lower than previously experienced. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 4 shows the composition of other operating revenue.


Table 4.  Other operating revenue
                                                                                   Six Months Ended
                                                                                       June 30, 1995
                                                                               ----------------------------------------
                                                                                   1995          1994         Change
                                                                               ------------  ------------  ------------
                                                                               (thousands of dollars)
Trust and investment management fees                                         $      64,117 $      61,072           5.0 %
Service charges on deposit accounts                                                 39,785        41,172          (3.4)
Credit card service revenue                                                         28,772        25,944          10.9
Mortgage loan servicing                                                             11,888        10,688          11.2
Mortgage loan origination                                                            5,396        11,029         (51.1)
Data processing fees                                                                 9,516        10,380          (8.3)
Insurance revenue                                                                    5,615         4,927          14.0
Brokerage revenue                                                                    4,277         5,485         (22.0)
International fees                                                                   2,897         2,780           4.2
Foreign exchange gains                                                               1,130           961          17.6
ATM fees                                                                             2,574         2,422           6.3
Safe deposit fees                                                                    2,136         2,004           6.6
Trading securities gains (losses)                                                    1,220          (513)
Other                                                                               11,568        11,519           0.4
                                                                               ------------  ------------
  Subotal                                                                          190,891       189,870           0.5
Securities (losses) gains                                                           (6,061)          675
  Total                                                                        ------------  ------------
                                                                             $     184,830 $     190,545          (3.0)%
                                                                               ============  ============

  Other operating revenue represents 34% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first six months of 1995, this ratio was 2.14% compared to 2.38% during the same period last year. While fee revenue increased, the effect of the larger 11.8% growth in average assets is shown in the reduction of this ratio to 2.14% during the first six months of 1995.

  Trust and investment management fees are the single largest source of fee revenue, contributing $64.1 million, or 35%, of other operating revenue. This level represents a 5% growth in revenue during the first six months of 1995 compared to the same period last year. Trust assets under management were $16.8 billion on June 30, 1995, a 9.5% increase from the year-end level. Additionally, assets held in custody rose by 22.8% to a level of $47.4 million.

  Revenue from service charges on deposit accounts at $39.8 million for the first six months of 1995 was 3.4% lower than last year. This reduction was primarily due to higher rate credits given to business customers for services, thus reducing the level of cash payments necessary.

  Credit card service revenues are the third largest source of fee revenue totaling $28.8 million during the first six months of 1995, which was a 10.9% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all added to this revenue growth.

  Revenue from mortgage loan origination activities decreased 51.1% to $5.4 million during the first six months of 1995 compared to the same period last year, due to substantially reduced refinancing activity resulting from higher interest rates. Mortgage loan servicing revenues have increased to a level of $11.9 million, representing an 11% increase over the first six months of 1994.
  Included in servicing revenue were gains on the sale of servicing rights of $3.9 million in 1995 and $3.6 million in 1994.

  Data processing fee income declined 8.3% in the first six months of 1995 from the same period last year. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues.

  The remaining sources of other operating revenue derive from a wide range of services and collectively increased by $99,000, or .3%, exclusive of trading and securities transactions, in the first six months of 1995 compared to the same period last year.

  Other operating expense increased to a level of $383.8 million. Excluding the acquisition related restructuring charges taken in the first six months of this year and the check kiting loss in 1994, expenses increased 6.3%. Personnel costs rose by 5.7% to a level of $202 million due in part to a bank acquisition that occurred late in 1994. Nonpersonnel costs, excluding the restructuring charges in 1995 and the check kiting loss in 1994, increased 7.1%. The check kiting loss reduced earnings per share by $.17 in 1994.

  Net occupancy expense increased $1.6 million, or 5.9% in the first six months of 1995 compared to the same period last year. The increase was due to a bank acquisition late in 1994 and the acceleration of depreciation on leasehold improvements to match the remaining lease terms. Equipment expense increased $2.4 million, or 9.1% during the first six months of 1995 compared to the same period last year.

  The efficiency ratio, which is the ratio of expense to revenue was 63.83% in the first six months of 1995 compared to 61.94% a year earlier. Firstar has announced a corporate-wide restructuring program with a goal of reaching a 55% efficiency ratio in 1997. To reach a 55% efficiency ratio would require either a $100 million reduction in expenses or a $180 million increase in revenue or some combination of both expense reduction and revenue increases on an annual basis. The restructuring program is expected to be implemented over the next 18 months during which period charges for restructuring related expenses, which could be substantial, will be made.

  The detail of other expense is shown in table 5.

Table 5.  Other operating expense
                                                                                   Six Months Ended
                                                                                     June 30, 1995
                                                                               ----------------------------------------
                                                                                   1995          1994         Change
                                                                               ------------  ------------  ------------
                                                                               (thousands of dollars)
Salaries                                                                     $     163,296 $     154,699           5.6 %
Employee benefits                                                                   38,738        36,402           6.4
                                                                               ------------  ------------
  Total personnel expense                                                          202,034       191,101           5.7

Net occupancy expense                                                               28,951        27,334           5.9
Equipment expense                                                                   28,820        26,426           9.1
Business development                                                                13,822        12,380          11.6
F.D.I.C. insurance                                                                  14,706        14,234           3.3
Stationery and supplies                                                              9,869         9,183           7.5
Delivery                                                                             9,228         7,625          21.0
Professional fees                                                                    9,497         7,622          24.6
Information processing expense                                                      10,171         9,876           3.0
Amortization of intangibles                                                          5,845         5,708           2.4
Employee education/recruiting                                                        4,448         3,850          15.5
Federal Reserve processing fees                                                      2,420         2,547          (5.0)
Commissions and service fees                                                         3,344         3,152           6.1
Wire communication                                                                   3,476         4,170         (16.6)
Processing and other losses                                                          2,177         1,769          23.1
Credit card assessment fees                                                          2,194         1,990          10.3
Net other real estate income                                                          (148)         (422)        (64.9)
Published information                                                                1,184         1,317         (10.1)
Insurance                                                                            1,040           850          22.4
Other                                                                                7,536         8,525         (11.6)
Check Kiting Loss                                                                                 22,000
Restructuring charges                                                               23,151             0
                                                                               ------------  ------------
  Total nonpersonnel expense                                                       181,731       170,136           6.8
                                                                               ------------  ------------
  Total other operating expense                                              $     383,765 $     361,237           6.2 %
                                                                               ============  ============


  Total assets on June 30, 1995 were $18.6 billion, an increase of $1.9 billion, or 11.7%, from the same time last year. Without the effect of the acquisitions, the year-to-year increase would be 8.8%.

  Earning assets totaled $17.0 billion on June 30, 1995, an increase of $2.0 billion, or 13.1%, over June 30, 1994. Loans, the largest category of earning assets, represented 73.6% of earning assets as compared to 74.6% a year earlier. Total loans were $12.5 billion on June 30, 1995, an increase of $1.6 billion, or 14.6%, over the 1994 level, which excludes loans which have been securitized and held in the investment portfolio. Firstar securitized $330 million of residential mortgages near the end of 1994.

  Commercial loans, which account for 56% of the loan portfolio, increased by $790 million, or 12.7%, to $7.0 billion on June 30, 1995. Consumer loans totaled $5.5 billion, an increase of $839 million, or 16.9% compared to the same time last year, adjusted for the securitization. Credit card loans increased $38.8 million, or 7.7% over June 30, 1994. Residential mortgages increased $640 million, or 27.7% over the same period last year adjusted for the effect of the securitization. Recent mortgage loan originations have been retained in the corporate portfolio rather than being sold into the secondary market, contributing to this increase in balances.

  Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, totaled $283.2 million on June 30, 1995, an increase of $2.2 million, or .8%, from a year earlier.

  Securities represent 24.8% of earning assets. They totaled $4.2 billion on June 30, 1995, an increase of $338.6 million, or 9.6%, over last year, adjusted for securitization. The average maturity of the portfolio was 3.8 years at the end of June.

  Fund sources, consisting of deposits and borrowed funds, increased by $1.8 billion, or 12.1%, to $16.7 billion on June 30, 1995. Total deposits were $13.6 billion, an increase of $974 million, or 7.7% over a year earlier. Approximately one-half of the increase in deposits was due to a bank acquisition that occurred late in 1994.

  Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits equaled $12.7 billion on June 30, 1995, in increase of $524.8 million, or 4.3% from last year due entirely to bank acquisitions. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth. Increased emphasis will be placed on generating more core deposits in 1995 through competitive pricing of deposit products.

  More reliance was placed on purchased fund sources to support the growth in loan balances. Other time deposits, primarily certificates of deposit over $100,000, increased $302.5 million, or 61.3% from last year. Short-term borrowed funds were increased $723.8 million, or 40.1% to a level of $2.5 billion in the same period. In addition, Federal Home Loan Bank Notes increased $116.3 million, or 36.4% to a level of $435.3 million in the same period.

  Stockholders' equity totaled $1,541.2 million at the end of the second quarter, an increase of $28.5 million from the level at year-end and $116.7 million over last year. Total equity as a percent of total assets amounted to 8.30% at June 30, 1995. Under risk-based capital rules, total capital at June 30, 1995 was 12.61% of risk-adjusted assets. A summary of capital components and ratios is shown in table 6.


Table 6.  Capital components and ratios
                                                                               June 30       December 31   June 30
                                                                               1995          1994          1994
                                                                               ------------  ------------  ------------
                                                                               (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                       $   1,541,159 $   1,512,685 $   1,424,507
  Unrealized (gains) losses on securities available for sale                        (1,710)        1,054           866
  Minority interest in subsidiaries                                                  2,868         2,920         2,435
  Less goodwill                                                                   (109,080)     (107,967)     (109,889)
                                                                               ------------  ------------  ------------
    Total Tier I capital                                                         1,433,237     1,408,692     1,317,919

Allowable reserve for loan losses                                                  164,234       156,426       147,334
Allowable long-term debt                                                            54,336        79,705        79,974
                                                                               ------------  ------------  ------------
    Total Tier II capital                                                          218,570       236,131       227,308
                                                                               ------------  ------------  ------------
    Total capital                                                            $   1,651,807 $   1,644,823 $   1,545,227
                                                                               ============  ============  ============

Risk-adjusted assets                                                         $  13,103,508 $  12,479,987 $  11,742,117

Tier I capital to risk-adjusted assets                                               10.94 %       11.29 %       11.22 %
Total capital to risk-adjusted assets                                                12.61         13.18         13.16
Tier I leverage ratio                                                                 7.93          8.15          8.16

  The Board of Directors declared a quarterly dividend to common stockholders of 34 cents per share which is payable August 15 to shareholders of record July 31. Additionally the Board, in July, 1995, authorized the repurchase of up to 3.5 million shares of Firstar's common stock. The timing of repurchases will be subject to price, market conditions and other factors.

  Firstar will be incurring additional indebtedness in the form of a revolving bank credit line and/or a medium term public note offering. These borrowings are needed in the near term to fund certain commitments for such items as stock repurchases, repayment of outstanding indebtedness, extensions of credit to subsidiaries and other general corporate purposes.

                                      -14-

FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
--------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)

                                         Quarter ended June 30         Six Months ended June 30
                                         ---------------------      ------------------------------
                                             1995      1994               1995          1994
                                         ---------------------      ------------------------------
Earnings and Dividends
Net income                               $   53,782 $  49,556       $      90,067 $     109,694
Per common share:
  Net income                                   0.70      0.65                1.17          1.45
  Dividends                                    0.34      0.30                0.64          0.56
  Stockholders' equity                                                      19.90         18.63

Performance Ratios
Return on average assets                       1.19 %    1.22                1.01 %        1.38 %
Return on average common equity               14.19     14.15               12.01         15.97
Dividend payout ratio                         48.57     46.15               54.70         38.62
Equity to assets                                                             8.30          8.57
Net loan charge-offs as a percentage
  of average loans                             0.22      0.09                0.25          0.10
Nonperforming assets as a
  percentage of loans and other
  real estate                                                                0.75          0.87
Net interest margin                            4.49      4.94                4.57          4.95

Statistical Data
Full-time equivalent staff (at quarter end)                                 9,700         9,903
Average common shares
  outstanding (000's)                        76,345    74,940              76,186        74,923
Actual common shares
  outstanding (000's at quarter end)                                       76,478        75,005

Stock Price Information
High                                     $   34.250 $  35.375       $      34.250 $      35.375
Low                                          28.250    33.000              26.250        29.750
Close                                        33.625    35.735              33.625        35.375











                                           -15-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                    Quarter ended June 30
                                ----------------------------------------------------------------------
                                                 1995                               1994
                                ------------------------------------ ---------------------------------
                                  Average                Average       Average                Average
                                  Balance      Interest  Rate          Balance      Interest  Rate
                                ------------------------------------ ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $     19,484 $      241      4.96 %  $     18,068 $      257   5.71 %
Federal funds sold and
 resale agreements                   200,933      3,163      6.31         193,598      2,004   4.15
Trading securities                    17,731        295      6.67          22,388        378   6.77
Securities:
  Taxable                          3,151,659     51,127      6.51       2,372,112     34,456   5.83
  Nontaxable                       1,020,547     19,290      7.56       1,113,761     19,020   6.83
                                  -----------  ---------               -----------  ---------
 Total securities                  4,172,206     70,417      6.76       3,485,873     53,476   6.14
Loans:
  Commercial                       6,858,408    153,638      8.98       6,179,045    124,677   8.09
  Consumer                         5,438,726    119,300      8.79       4,852,696     97,740   8.07
                                  -----------  ---------               -----------  ---------
  Total loans                     12,297,134    272,938      8.90      11,031,741    222,417   8.08
                                  -----------  ---------               -----------  ---------
  Interest earning assets         16,707,488    347,054      8.33      14,751,668    278,532   7.57
Reserve for loan losses             (196,447)                            (191,887)
Cash and due from banks              847,560                              942,385
Other assets                         834,991                              764,341
                                  -----------                          -----------
  Total assets                  $ 18,193,592                         $ 16,266,507
                                  ===========                          ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,586,260 $    6,758      1.71 %  $  1,649,274 $    5,174   1.26 %
Money market accounts              2,015,423     21,395      4.26       2,035,705     12,775   2.52
Savings passbook                   1,754,570     12,082      2.76       1,885,006     10,949   2.33
Certificates of deposit            5,327,617     73,471      5.53       4,318,120     46,510   4.32
Short-term borrowed funds          2,374,598     35,378      5.98       1,460,702     14,266   3.92
Other debt                           597,494     10,889      7.29         440,795      6,993   6.35
                                  -----------  ---------               -----------  ---------
  Interest-bearing liabilities    13,655,962    159,973      4.70      11,789,602     96,667   3.29
Demand deposits                    2,708,232                            2,791,122
Other liabilities                    298,800                              269,279
Stockholders' equity               1,530,598                            1,416,504
                                  -----------                          -----------
  Total liabilities and
    stockholders' equity        $ 18,193,592                         $ 16,266,507
                                  ===========                          ===========
Net interest
  revenue/margin                             $  187,081      4.49 %               $  181,865   4.94 %
                                               =========                            =========


:


                                                                    Six months ended June 30
                                ------------------------------------ ---------------------------------
                                                 1995                                 1994
                                  ---------------------------------- ---------------------------------
                                  Average                Average       Average                Average
                                  Balance      Interest  Rate          Balance      Interest  Rate
                                ------------------------------------ ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $     23,615 $      659      5.63 %  $     24,585 $      581   4.77 %
Federal funds sold and
 resale agreements                   203,729      6,130      6.07         203,332      3,766   3.73
Trading securities                    16,171        565      7.05          20,589        686   6.72
Securities:
  Taxable                          3,080,591     97,763      6.40       2,358,627     68,649   5.87
  Nontaxable                       1,035,977     39,113      7.55       1,077,903     36,892   6.85
                                  -----------  ---------               -----------  ---------
  Total securities                 4,116,568    136,876      6.67       3,436,530    105,541   6.16
Loans:
  Commercial                       6,750,714    301,121      8.99       6,071,946    238,525   7.92
  Consumer                         5,349,145    232,357      8.73       4,781,621    192,855   8.11
                                  -----------  ---------               -----------  ---------
  Total loans                     12,099,859    533,478      8.88      10,853,567    431,380   8.00
                                  -----------  ---------               -----------  ---------
  Interest earning assets         16,459,942    677,708      8.28      14,538,603    541,954   7.50
Reserve for loan losses             (194,028)                            (191,115)
Cash and due from banks              877,438                              964,394
Other assets                         818,144                              755,887
                                  -----------                          -----------
  Total assets                  $ 17,961,496                         $ 16,067,769
                                  ===========                          ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,598,807 $   13,728      1.73 %  $  1,655,504 $   10,356   1.26 %
Money market accounts              2,029,942     41,492      4.12       2,009,741     24,425   2.45
Savings passbook                   1,763,460     23,765      2.72       1,850,993     21,411   2.33
Certificates of deposit            5,176,612    137,971      5.37       4,230,281     90,075   4.29
Short-term borrowed funds          2,244,404     65,763      5.91       1,385,568     24,324   3.54
Other debt                           576,765     20,902      7.25         440,464     13,583   6.17
                                  -----------  ---------               -----------  ---------
  Interest-bearing liabilities    13,389,990    303,621      4.57      11,572,551    184,174   3.21
Demand deposits                    2,753,242                            2,826,306
Other liabilities                    297,721                              269,995
Stockholders' equity               1,520,543                            1,398,917
                                  -----------                          -----------
  Total liabilities and
    stockholders' equity        $ 17,961,496                         $ 16,067,769
                                  ===========                          ===========

Net interest
  revenue/margin                             $  374,087      4.57 %               $  357,780   4.95 %
                                               =========                            =========


                                                         -16-

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q

                          27.  Financial Data Schedule

         (b) An 8-K report dated April 18, 1995 was filed regarding the completion of the acquisition of First Colonial Bankshares Corporation in a transaction accounted for as a pooling of interests. The following financial statements of First Colonial Bankshares Corporation were filed as part of the document.

                            Consolidated Balance Sheets as of
                             December 31, 1994 and 1993
                            Consolidated Statements of Income for the
                             Years Ended December 31, 1994, 1993 and
                             1992
                            Consolidated Statements of Stockholders'
                             Equity for the Years Ended December 31,
                             1994, 1993 and 1992
                            Consolidated Statements of Cash Flows for
                             the Years Ended December 31, 1994, 1993
                             and 1992
                            Notes to the Consolidated Financial
                             Statements Independent Auditors' Report




                                      SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRSTAR CORPORATION


                                   /s/ William H. Risch
                                   ________________
                                   William H. Risch
                                   Senior Vice President-Finance and
                                   Treasurer (Chief Financial Officer)


August 7, 1995


                                   -17-