Form 10-Q
period 1995-09-30
FIRSTAR CORP /WI/
filed 1995-11-13
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995   COMMISSION FILE NUMBER 1-2981




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

As of October 30, 1995, 74,992,577 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8

         Additional Financial Data                              16


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       18


SIGNATURES                                                      18



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                        September 30  December 31   September 30
(thousands of dollars)                                      1995          1994          1994
------------------------------------------------------  ------------  ------------  -------------
                                                        (unaudited)                  (unaudited)
ASSETS
Cash and due from banks                               $   1,087,667 $   1,092,114 $    1,038,820
Interest-bearing deposits with banks                          5,906        33,532         23,126
Federal funds sold and resale agreements                    118,099       351,304        337,778
Trading securities                                            7,931        29,050         31,956
Securities held to maturity (market value $4,240,932,
    $3,636,897 and $3,367,181 on September 30, 1995,
   December 31, 1994 and September 30, 1994)              4,176,649     3,750,897      3,414,894
Securities available for sale                                85,700       222,719        173,276
Loans:
Commercial and industrial                                 3,270,594     2,944,565      2,827,065
Real estate                                               2,879,927     2,801,759      2,664,725
Other                                                       993,710       963,883        925,763
                                                        ------------  ------------  -------------
  Commercial loans                                        7,144,231     6,710,207      6,417,553

Credit card                                                 554,004       575,278        507,492
Real estate - mortgage                                    2,654,531     2,382,857      2,448,467
Home equity                                                 913,899       767,540        733,262
Other                                                     1,409,668     1,469,946      1,465,466
                                                        ------------  ------------  -------------
  Consumer loans                                          5,532,102     5,195,621      5,154,687
                                                        ------------  ------------  -------------
     Total loans                                         12,676,333    11,905,828     11,572,240
     Reserve for loan losses                               (200,545)     (190,552)      (188,479)
                                                        ------------  ------------  -------------
        Loans - net                                      12,475,788    11,715,276     11,383,761

Bank premises and equipment                                 343,799       335,078        315,828
Customer acceptance liability                                12,546        13,466         16,241
Other assets                                                469,931       450,770        452,750
                                                        ------------  ------------  -------------
     Total assets                                     $  18,784,016 $  17,994,206 $   17,188,430
                                                        ============  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,093,148 $   3,113,103 $    2,716,312
    Interest-bearing demand                               1,501,412     1,714,368      1,615,720
    Money market accounts                                 2,161,537     2,086,665      2,018,055
    Savings passbook                                      1,695,095     1,822,836      1,816,943
    Certificates of deposit                               5,361,374     4,672,243      4,640,431
                                                        ------------  ------------  -------------
        Total deposits                                   13,812,566    13,409,215     12,807,461

Short-term borrowed funds                                 2,397,399     2,196,478      2,138,811
Other debt                                                  775,717       573,545        529,237
Bank acceptances outstanding                                 12,546        13,466         16,241
Other liabilities                                           271,221       288,817        245,220
                                                        ------------  ------------  -------------
        Total liabilities                                17,269,449    16,481,521     15,736,970

Stockholders' equity:
  Preferred stock                                            17,453        26,979         27,303
  Common stock                                               96,441        96,465         94,483
    Issued: September 30, 1995, 74,855,250 shares
    Issued: December 31, 1994, 77,171,835 shares
    Issued: September 30, 1994, 74,655,362 shares
  Capital surplus                                           215,667       230,453        209,771
  Retained earnings                                       1,252,859     1,172,062      1,137,709
  Treasury stock                                            (68,558)      (10,669)       (15,222)
    Held: September 30, 1995, 2,297,615 shares
    Held: December 31, 1994, 792,303 shares
    Held: September 30, 1994, 931,811 shares
   Restricted stock                                            (609)       (1,551)        (1,589)
   Unrealized losses on securities available for sale         1,314        (1,054)          (995)
                                                        ------------  ------------  -------------
     Total stockholders' equity                           1,514,567     1,512,685      1,451,460
                                                        ------------  ------------  -------------
        Total liabilities and stockholders' equity    $  18,784,016 $  17,994,206 $   17,188,430
                                                        ============  ============  =============


                                                                    -1-


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------
                                                 Three Months Ended       Nine Months Ended
                                                   September 30            September 30
(thousands of dollars, except per share data)       1995       1994       1995       1994
--------------------------------------------- ----------------------  ----------------------
                                                                    (unaudited)
INTEREST REVENUE
Loans                                         $  275,384 $  232,548   $  805,350 $  660,515
Securities                                        64,433     48,944      188,469    140,990
Interest-bearing deposits with banks                 188        337          847        918
Federal funds sold and resale agreements           3,705      2,702        9,878      6,468
Trading securities                                   171        291          635        828
                                               ---------- ----------   ---------- ----------
     Total interest revenue                      343,881    284,822    1,005,179    809,719

INTEREST EXPENSE
Deposits                                         116,529     83,076      333,485    229,343
Short-term borrowed funds                         34,298     19,168      100,104     43,492
Other debt                                        11,950      8,188       32,852     21,771
                                               ---------- ----------   ---------- ----------
     Total interest expense                      162,777    110,432      466,441    294,606
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE                             181,104    174,390      538,738    515,113
Provision for loan losses                          5,778      3,789       28,901     10,341
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           175,326    170,601      509,837    504,772

OTHER OPERATING REVENUE
Trust and investment management fees              32,814     29,782       96,931     90,854
Service charges on deposit accounts               20,499     19,826       60,284     61,785
Credit card service revenue                       16,376     14,032       45,148     39,976
Data processing fees                               4,041      5,023       13,557     15,403
Securities (losses) gains                            313         19       (5,748)       694
Other revenue                                     27,011     22,181       75,712     72,696
                                               ---------- ----------   ---------- ----------
     Total other operating revenue               101,054     90,863      285,884    281,408

OTHER OPERATING EXPENSE
Salaries                                          80,805     77,859      244,101    232,558
Employee benefits                                 18,442     15,937       57,180     52,339
Equipment expense                                 14,805     13,594       43,625     40,020
Net occupancy expense                             14,022     13,711       42,973     41,045
Net other real estate revenue                       (536)       188         (684)      (234)
Restructuring expense                                  0          0       23,151          0
Processing loss                                        0          0            0     22,000
Other expense                                     46,952     47,943      147,909    142,741
                                               ---------- ----------   ---------- ----------
     Total other operating expense               174,490    169,232      558,255    530,469

INCOME BEFORE INCOME TAXES                       101,890     92,232      237,466    255,711
Applicable income taxes                           34,813     31,759       80,322     85,544
                                               ---------- ----------   ---------- ----------
NET INCOME                                    $   67,077 $   60,473   $  157,144 $  170,167
                                               ========== ==========   ========== ==========
Net income applicable to common stock         $   66,771 $   59,920   $  155,891 $  168,492
                                               ========== ==========   ========== ==========
PER COMMON SHARE
Net income                                    $.88       $.80         $2.05      $2.25
Dividends                                      .34        .30          .98        .86


                                                     -2-

FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30
(thousands of dollars)                                                         1995            1994
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    157,144   $     170,167
   Adjustments:
      Provision for loan losses                                                 28,901          10,341
      Depreciation, amortization, and accretion                                 33,308          31,843
      Net decrease (increase) in trading securities                             21,119         (19,465)
      Net (increase) decrease in loans held for resale                        (133,531)        250,469
      Losses (gains) on sale of assets                                           7,009          (2,112)
      Increase in other assets                                                 (25,718)        (36,514)
      (Decrease) increase in other liabilities                                 (12,916)         15,430
      Other, net                                                                 3,910          (1,836)
                                                                          -------------  --------------
            Net cash provided by operating activities                           79,226         418,323
Cash Flows from Investing Activities:
      Net decrease (increase) in federal funds sold and resale agreements      233,205         (45,846)
      Net decrease in interest-bearing deposits with banks                      26,628          39,009
      Purchase of securities available for sale                                 (5,332)         (5,502)
      Sale of securities available for sale                                    238,370          25,015
      Maturities of securities available for sale                               93,608          13,402
      Maturities of securities held to maturity                                494,309         748,150
      Purchase of securities held to maturity                               (1,049,417)       (960,838)
      Net increase in loans                                                   (652,836)       (935,425)
      Cash acquired in acquisitions                                                294           4,600
      Proceeds from sale of other real estate                                   10,239          15,022
      Purchase of bank premises and equipment                                  (38,586)        (32,894)
      Proceeds from sale of bank premises and equipment                          2,920             787
                                                                          -------------  --------------
            Net cash used in investing activities                             (646,598)     (1,134,520)
Cash Flows from Financing Activities:
      Net increase (decrease) in deposits                                      329,423        (495,778)
      Net increase in short-term borrowed funds                                198,148       1,000,057
      Issuance of long-term debt                                               224,869          30,959
      Repayment of long-term debt                                              (21,540)        (20,658)
      Redemption of preferred stock                                             (8,350)              0
      Common stock transactions                                                (84,035)        (13,706)
      Cash dividends                                                           (75,590)        (62,515)
                                                                          -------------  --------------
            Net cash provided by financing activities                          562,925         438,359
Net decrease in cash and due from banks                                         (4,447)       (277,838)
Cash and due from banks at beginning of period                               1,092,114       1,316,658
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,087,667   $   1,038,820
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    444,207   $     294,304
      Income taxes                                                              79,702          84,999

Transfer to other real estate from loans                                  $      7,458   $       7,599


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

   On March 23, 1995, Firstar Corporation completed its acquisition of First Moline Financial Corporation, an $86 million thrift holding company operating in Moline, Illinois. The transaction was accounted for as a purchase with the issuance of 313,650 shares of Firstar common stock.

   On April 28, 1995, Firstar Corporation completed the acquisition of Investors Bank Corp., a $1.1 billion thrift company operating in the
   Minneapolis/St. Paul metro area.   The  transaction was accounted for
   as a pooling of interests through the issuance of 3,006,923 shares of Firstar common stock. All financial information has been restated to reflect this transaction.

   On July 24, 1995, Firstar Corporation announced it had reached an agreement to acquire Harvest Financial Corp., a $350 million thrift based in Dubuque, Iowa. Firstar has purchased in the market and will reissue approximately 895,000 shares of common stock in exchange for all the outstanding shares of Harvest Financial Corp. for a total purchase price of $33.2 million, based on the September 30, 1995 closing price of Firstar common stock. Firstar expects to complete this transaction by the end of 1995 subject to approval by regulators and Harvest shareholders.

3. Securities

   The amortized cost and approximate market values of securities held to maturity are as follows:

                                                     September 30, 1995
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $  1,784,135 $     32,400 $    (12,618)$  1,803,917
   Mortgage backed obligations of federal agencies    1,135,662       32,129       (2,117)   1,165,674
   State and political subdivisions                   1,090,140       18,697       (4,203)   1,104,634
   Corporate debt                                        28,844           97         (102)      28,839
   Equity securities                                     89,617            0            0       89,617
   Other                                                 48,251            0            0       48,251
                                                     -----------  -----------  -----------  -----------
     Total                                         $  4,176,649 $     83,323 $    (19,040)$  4,240,932
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $     64,603 $      2,201 $        (18)$     66,786
   Mortgage backed obligations of federal agencies       12,181          121         (294)      12,008
   State and political subdivisions                       6,808           76          (29)       6,855
   Corporate debt                                            51            0            0           51
                                                     -----------  -----------  -----------  -----------
     Total                                         $     83,643 $      2,398 $       (341)$     85,700
                                                     ===========  ===========  ===========  ===========


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------

4. Nonperforming Assets and Past Due Loans

                                                                  September 30 December 31  September 30
                                                                     1995         1994         1994
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     24,103 $     29,710 $     42,249
      Commercial - real estate                                        42,837       28,993       28,302
      Consumer                                                        14,159        9,831        9,336
                                                                  -----------  -----------  -----------
                                                                      81,099       68,534       79,887
   Renegotiated loans:
      Commercial                                                          41           71           71
      Commercial - real estate                                         1,579          674          710
                                                                  -----------  -----------  -----------
                                                                       1,620          745          781
   Other real estate                                                   7,979       13,282       13,187
                                                                  -----------  -----------  -----------
        Total                                                   $     90,698 $     82,561 $     93,855
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and other real estate                                        0.72 %       0.69 %       0.81 %
     Total assets                                                       0.48         0.46         0.55

   Loans past due 90 days and still accruing
      Commercial                                                $     20,199 $      7,432 $      7,310
      Commercial - eeal estate                                        12,465        3,760        8,403
      Consumer                                                        20,919       15,709       14,914
                                                                  -----------  -----------  -----------
      Total                                                     $     53,583 $     26,901 $     30,627
                                                                  ===========  ===========  ===========

5. Reserve for Loan Losses

                                                                                 Nine Months Ended
                                                                                     September 30
                                                                               ------------------------
                                                                                  1995         1994
                                                                               -----------  -----------
   Balance - beginning of period
     As previously reported                                                  $    172,606 $    174,873
     Adjustments for pooling of interests                                          17,946       14,841
                                                                               -----------  -----------
   Balance - as restated                                                          190,552      189,714
   Provision for loan losses                                                       28,901       10,341
   Loan recoveries                                                                 14,376       14,901
   Loan charge-offs                                                               (34,149)     (27,688)
   Reserves of acquired banks                                                         865        1,211
                                                                               -----------  -----------
   Balance - end of period                                                   $    200,545 $    188,479
                                                                               ===========  ===========

   Net charge-offs to average loans                                                    .22%         .16%
   Reserve to period-end loans                                                        1.58         1.63


   Firstar adopted Financial Accounting Standards Board Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan on January 1, 1995. These statements establish procedures for determining the appropriate reserve for loan losses for loans deemed impaired.
   The calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Firstar has identified $66.9 million of loans considered to be impaired. Income recognition for these loans is limited to actual cash receipts. These statements did not have any impact on the current level of the reserve for loan losses and is not expected to effect 1995 operating results.

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------

6. Firstar adopted Financial Accounting Standards Board Statement No. 122, Accounting for Mortgage Servicing Rights. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights are purchased or related to loans originated by the company. Changes in capitalized mortgage servicing rights for the quarter and nine months ended September 30 were:

                                                        Three        Nine
                                                       Months       Months
                                                        ended        ended
                                                       9-30-95      9-30-95
                                                     -----------  -----------
   Balance - beginning of period                   $      9,016 $      6,324
     Originated rights capitalized                        2,440        4,150
     Purchased rights capitalized                           320        1,865
     Amortization                                          (712)      (1,275)
     Sales of servicing and loans                        (1,630)      (1,630)
     Allowance for impairment                            --           --
                                                     -----------  -----------
   Balance - end of period                         $      9,434 $      9,434
                                                     ===========  ===========

7. Changes in Stockholders' Equity

                                                       Three Months Ended        Nine Months Ended
                                                          September 30             September 30
                                                     ------------------------  ------------------------
                                                        1995         1994         1995         1994
                                                     -----------  -----------  -----------  -----------

   Balance - beginning of period                   $  1,541,159 $  1,424,507    1,512,685    1,359,314
     Net income                                          67,077       60,473      157,144      170,167
     Common stock issued                                  3,696          654       11,655        5,490
     Common stock retired                                     0       (4,584)     (24,688)      (4,584)
     Preferred stock converted                           (1,657)        (138)      (1,935)      (1,613)
     Preferred stock redemption                               0            0       (8,350)           0
     Treasury stock issued                                    0            0        9,276            0
     Treasury stock purchased                           (68,940)      (7,638)     (68,940)     (12,186)
     Restricted stock transactions                          (38)          21          942         (388)
     Change in unrealized gains(losses) on                 (387)        (129)       2,368       (2,095)
      securities available for sale
     Dividends - common stock                           (26,038)     (21,153)     (74,338)     (60,970)
               - preferred stock                           (305)        (553)      (1,252)      (1,675)
                                                     ------------------------  ------------------------
   Balance - end of period                         $  1,514,567 $  1,451,460 $  1,514,567 $  1,451,460
                                                     ========================  ========================

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------
8. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk as of September 30, 1995.

                                                                  September 30, 1995
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-94                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      290 $      282          5.35 %       5.88 %    2.7 yr  $       (3.9)
       Other                        75         65          6.97         7.47       .6             (0.1)
   Receive variable                 76         47          5.93         7.21      1.4             (1.6)
   Periodic caps*                  930        230          5.46         5.88      2.0             (0.5)

   Interest rate floors**          301        551          5.88                                    5.7
   Interest rate caps**             80         55          5.87                                    0.0
                              ---------  ---------                                          -----------
                            $    1,752 $    1,230                                         $       (0.4)
                              =========  =========                                          ===========


   * Periodic cap interest rate swaps with a notional value of $700 million were terminated in June and July 1995.


   **Interest rate floors and caps provide for the receipt of payments when the index interest rate is below or above the predetermined interest rate.


<\TABLE


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation reported net income for the nine months ended September
30, 1995 of $157.1 million, or $2.05 per common share, down from $170.2 million, or $2.25 per common share, for the same period last year. Return on common equity was 13.86% for the first nine months of the year, compared with 16.26% for the same period last year, while return on assets was 1.16% compared to 1.40% during the same period last year.

  Net income for the third quarter totaled $67.1 million, or $.88 per common share, up from $60.5 million or $.80 per common share for the same quarter of 1994. Return on common equity was 17.45% in the third quarter of 1995 compared to 16.81% for the comparable 1994 period. Return on assets was 1.45% compared with 1.44% in the same period last year. Table 1 shows the components of net interest revenue, net income and net interest margin.


Table 1.  Condensed income statements - taxable equivalent basis
                                                  Three Months Ended                   Nine Months Ended
                                                      September 30                        September 30
                                              -------------------------------  ----------------------------------------
                                               1995       1994       Change        1995          1994         Change
                                              -------  -----------  ---------  ------------  ------------  ------------
                                              (millions of dollars)            (millions of dollars)
Interest revenue                            $  343.9 $      284.8 $     59.1 $     1,005.2 $       809.7 $       195.5
Taxable-equivalent adjustment                    8.5          9.0       (0.5)         25.0          26.1          (1.1)
                                              -------  -----------  ---------  ------------  ------------  ------------
  Interest revenue - taxable-equiv.            352.4        293.8       58.6       1,030.2         835.8         194.4
Interest  expense                              162.8        110.4       52.4         466.5         294.6         171.9
                                              -------  -----------  ---------  ------------  ------------  ------------
  Net interest revenue - tax.-equiv.           189.6        183.4        6.2         563.7         541.2          22.5
Provision for loan losses                        5.8          3.8        2.0          28.9          10.3          18.6
Other operating revenue                        101.1         90.9       10.2         285.9         281.4           4.5
Other operating expense                        174.5        169.2        5.3         558.3         530.5          27.8
                                              -------  -----------  ---------  ------------  ------------  ------------
  Income before income taxes                   110.4        101.3        9.1         262.4         281.8         (19.4)
Provision for income taxes                      34.8         31.8        3.0          80.3          85.5          (5.2)
Taxable-equivalent adjustment                    8.5          9.0       (0.5)         25.0          26.1          (1.1)
                                              -------  -----------  ---------  ------------  ------------  ------------
Net income                                  $   67.1 $       60.5 $      6.6 $       157.1 $       170.2 $       (13.1)
                                              =======  ===========  =========  ============  ============  ============

Yield on earning assets                         8.26 %       7.72 %     0.54          8.28 %        7.57 %        0.71 %
Cost of interest-bearing liabilities            4.70         3.59       1.11          4.61          3.34          1.27
                                              -------  -----------  ---------  ------------  ------------  ------------
Interest spread                                 3.56         4.13      (0.57)         3.67          4.23         (0.56)
Impact of interest-free funds                   0.89         0.69       0.20          0.86          0.67          0.19
                                              -------  -----------  ---------  ------------  ------------  ------------
  Net interest margin                           4.45 %       4.82 %    (0.37)         4.53 %        4.90 %       (0.37)%
                                              =======  ===========  =========  ============  ============  ============

  In the first nine months of 1995 certain merger and restructuring charges were taken in connection with four completed acquisitions. These expenses totaled $43.0 million pre-tax and reduced net income by $5.4 million, or 7 cents per share, in the second quarter and $22.2 million, or 29 cents per share in the first quarter.





Table 2. Acquisition related restructuring costs
                                                                          Nine
                                                                         Months
                                                                          Ended
                                                                         9-30-95
                                                                        ---------
                                                               (thousands of dollars)

Additional loan loss provisions                                       $   13,612
Losses on sales of securities                                              6,263

Restructuring expenses:
  Employee severence                                                      11,899
  Facilities and equipment                                                 4,801
  Professional fees                                                        2,531
  Other                                                                    3,920
                                                                        ---------
                                                                          23,151
                                                                        ---------
Total pre-tax costs                                                       43,026
Income tax benefit                                                        15,393
                                                                        ---------
  Total                                                               $   27,633
                                                                        =========

Per common share impact                                               $     0.36

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

  Acquisition related restructuring charges totaling $23.2 million are included in operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closings and write-off of unusable equipment, $2.5 million of professional fees and $3.9 million of other costs associated with the mergers. The restructuring charge of $23.2 million consists of $17.3 million in anticipated cash expenditures and $5.9 million of non-cash asset write-downs. Substantially all of the cash expenditures associated with these charges should be made by the end of 1995.

  Net interest revenue during the first nine months of 1995, on a taxable equivalent basis, was $563.7 million which was $22.5 million, or 4.2%, above the level of the same period last year. The net interest margin was 4.53% during the first nine months compared to 4.90% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, which increased 12.8% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed by rising cost of funds which has not been fully offset by increased yields on earning assets.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 23.2% to $1.0 billion during the first nine months of 1995 compared to the same period last year. This resulted from a 12.8% increase in average earning assets, along with higher interest rates.
 The rate received on earning assets increased from 7.57% in the first nine months of 1994 to 8.28% in the same period in 1995. Loan revenue increased $144.9 million, or 21.8%, in the first nine months of 1995 compared to the same period last year. The increased loan balances, up 11.1% from the same period last year, along with higher rates, accounted for the increase in revenue. Interest revenue from commercial loans increased $86.2 million due to both higher balances and rates. Interest revenue from consumer loans increased $58.7 million due to both higher balances and rates.

  Total interest expense was $466.4 million during the first nine months of 1995, an increase of $171.8 million, or nearly 60%, from the same period last year. Interest rates on liabilities increased from 3.34% in 1994 to 4.61% in 1995, which was a major factor in the increase of expense. Interest expense on total deposits increased $104.1 million, or 45.4%, in the first nine months of 1995 compared to the same period last year, due primarily to higher interest rates. Interest paid on short-term borrowed funds increased by $56.6 million, or 130.2%, due to both higher average balances and rates.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $8.0 million and net interest margin by .06% during the first nine months of 1995. This compares to an increase in net interest revenue of $2.8 million and an increase in net interest margin of .02% during the same period in 1994. Using a most likely interest rate scenario, it is expected that derivative financial instruments will result in a reduction of net interest margin of approximately .01% during the next twelve months.

  The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, we were within these guidelines. Our recently completed asset-liability forecast shows our consolidated net interest revenue increasing under our most likely rate scenario.

                                      -9-

Table 3.  Analysis of interest revenue and expense

                                                                   Nine Months Ended September 30
                                                      ----------------------------------------------------------------
                                                            Interest             Total         Due to
                                                      ----------------------                --------------------------
                                                         1995        1994        Change        Volume         Rate
                                                      -----------  ---------  ------------  ------------  ------------
                                                                            (thousands of dollars)
Interest-bearing deposits
  with banks                                        $        847 $      918 $         (71)$        (219)$         148
Federal funds sold and
  resale agreements                                        9,878      6,468         3,410           148         3,262
Trading securities                                           762      1,064          (302)         (306)            4
Securities                                               207,998    161,534        46,464        33,216        13,248
Commercial loans                                         455,694    369,481        86,213        42,112        44,101
Consumer loans                                           354,973    296,326        58,647        35,220        23,427
                                                      -----------  ---------  ------------
  Total loans                                            810,667    665,807       144,860        77,375        67,485
                                                      -----------  ---------  ------------
  Total interest revenue                               1,030,152    835,791       194,361       112,780        81,581

Interest-bearing demand                                   19,097     15,463         3,634          (540)        4,174
Money market accounts                                     63,894     39,671        24,223           797        23,426
Savings passbook                                          35,319     32,366         2,953        (1,853)        4,806
Certificates of deposit                                  215,175    141,843        73,332        34,597        38,735
                                                      -----------  ---------  ------------
  Total deposits                                         333,485    229,343       104,142        20,126        84,016
Short-term borrowed funds                                100,104     43,492        56,612        28,289        28,323
Long-term debt                                            32,852     21,771        11,081         6,161         4,920
                                                      -----------  ---------  ------------
  Total interest expense                                 466,441    294,606       171,835        47,762       124,073
                                                      -----------  ---------  ------------
  Net interest revenue                              $    563,711 $  541,185 $      22,526        71,387       (48,861)
                                                      ===========  =========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.


  The provision for loan losses of $28.9 million was $18.6 million higher than last year. As discussed previously, $13.6 million of this increase was a merger related adjustment to loan loss reserve levels. Net charge-offs for the first nine months were at a level of .22% of average outstanding loans compared to .16% a year earlier. Charge-off levels for the first nine months of 1994 were unusually low and the current periods' level of .22% is consistent with recent experience. The reserve for loan losses represented 1.58% of total loans at September 30, 1995, down from 1.60% at year-end 1994 and 1.63% a year earlier.

  Comparing the charge-off experience for the first three quarters of 1995, the percentage of charge-offs to loans has declined from .28% in the first quarter to .15% in the third quarter. The biggest decrease is shown in the commercial portfolio, down from .26% in the first quarter to zero in the third quarter. Credit card charge-offs are at 1.54% in the third quarter, down from 1.76% in the first quarter. Other consumer loan charge-offs have increased from .15% in the first quarter to .20% in the third quarter.

  Loans that are 90-days past due and still accruing were $53.6 million on September 30, 1995, an increase of $14.2 million since the first quarter. Consumer past due loans as a percent of consumer loans, excluding credit card, increased from .27% in the first quarter to .42% in the third quarter. Commercial past due loans have also increased from .39% in the first quarter to .46% in the third quarter. Consumer delinquency rates have deteriorated
over the last several quarters as the economic cycle progresses.    Firstar's
current level of charge-offs has been at very favorable levels, but the deterioration of the delinquency rates could result in higher charge-offs.
In both the consumer and commercial portfolios, some of the loans classified as past due could be charged off or placed in nonaccrual status. In addition, some of these loans are past due pending completion of the credit renewal process.

  Table 4 shows the detail of net charge-offs and 90-day past due loans.

                                      -10-


Table 4. Net charge-offs and 90-day past due loans

                                                                            Quarter ended
                                                                            ------------------------------------------
                                                                                9-30-95       6-30-95       3-31-95
                                                                              ------------  ------------  ------------
                                                                            (thousands of dollars)
Credit card                                                                 $       2,121 $       2,468 $       2,387
Other consumer                                                                      2,464         1,425         1,768
                                                                              ------------  ------------  ------------
  Total consumer                                                                    4,585         3,893         4,155
Commercial                                                                             71         2,886         4,183
                                                                              ------------  ------------  ------------
  Total net charge-offs                                                     $       4,656 $       6,779 $       8,338
                                                                              ============  ============  ============

Net charge-offs as a % of:
Credit card                                                                          1.54 %        1.83 %        1.76 %
Other consumer                                                                       0.20          0.12          0.15
  Total consumer                                                                     0.33          0.29          0.32
Commercial                                                                           --            0.17          0.26
  Total loans                                                                        0.15          0.22          0.28

Consumer                                                                    $      20,919 $      16,861 $      13,054
Commercial                                                                         32,664        22,246        26,366
                                                                              ------------  ------------  ------------
  Loans 90 days past due                                                    $      53,583 $      39,107 $      39,420
                                                                              ============  ============  ============

Loans 90 days past due as a % of:
Consumer *                                                                           0.42 %        0.34 %        0.27 %
Commerical                                                                           0.46          0.32          0.39
  Total loans *                                                                      0.44          0.33          0.34

*All percentages exclude credit card loans

  Nonperforming assets were $90.7 million at September 30, 1995, which amounted to .72% of total loans and other real estate. This was an $8.1 million increase from the December 31, 1994 level which was .69% of total loans and other real estate. Nonperforming assets have gone up in part due to the application of Firstar's credit review policies to the loan portfolios of the recently acquired banks. Nonperforming real estate related assets increased $9.4 million. Commercial nonperforming loans decreased $5.6 million and consumer nonperforming loans increased $4.3 million. Real estate related nonperforming assets represent the major portion of the nonperforming portfolio, with the balance at September 30, 1995 of $52.4 million, or 57.8%, of total nonperforming assets. Commercial nonperforming assets currently represent $24.1 million, or 26.6% of the nonperforming portfolio.

  Other operating revenue, excluding securities gains and losses, increased by 3.9% to a level of $291.6 million in the first nine months of 1995 compared to the same period last year. Firstar continues to emphasize growth in non-interest revenue although recent growth trends have been lower than previously experienced. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 5 shows the composition of other operating revenue.




Table 5.  Other operating revenue
                                                                                    Nine Months Ended
                                                                                    September 30, 1995
                                                                              ----------------------------------------
                                                                                  1995          1994         Change
                                                                              ------------  ------------  ------------
                                                                              (thousands of dollars)
Trust and investment management fees                                        $      96,931 $      90,854           6.7 %
Service charges on deposit accounts                                                60,284        61,785          (2.4)
Credit card service revenue                                                        45,148        39,976          12.9
Mortgage loan servicing                                                            17,790        14,036          26.7
Mortgage loan origination                                                          10,341        14,697         (29.6)
Data processing fees                                                               13,557        15,403         (12.0)
Insurance revenue                                                                   8,927         8,584           4.0
Brokerage revenue                                                                   7,921         7,601           4.2
International fees                                                                  4,464         4,342           2.8
Foreign exchange gains                                                              1,839         1,459          26.0
ATM fees                                                                            3,873         3,818           1.4
Safe deposit fees                                                                   3,175         3,005           5.7
Trading securities gains                                                            1,725           157
Other                                                                              15,657        14,997           4.4
                                                                              ------------  ------------
  Subotal                                                                         291,632       280,714           3.9
Securities (losses) gains                                                          (5,748)          694
  Total                                                                       ------------  ------------
                                                                            $     285,884 $     281,408           1.6 %
                                                                              ============  ============

  Other operating revenue represents 34% of total revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first nine months of 1995, this ratio was 2.15% compared to 2.31% during the same period last year. While fee revenue increased, the effect of the larger 11.3% growth in average assets is shown in the reduction of this ratio to 2.15% during the first nine months of 1995.

  Trust and investment management fees are the single largest source of fee revenue, contributing $96.9 million, or 33%, of other operating revenue. This level represents a 6.7% growth in revenue during the first nine months of 1995 compared to the same period last year. Trust assets under management were $17.0 billion on September 30, 1995, a 12.6% increase from the year-end level and 1.3% since June 30, 1995. Additionally, assets held in custody rose by 36.4% to a level of $52.4 million during the same time period and 10.7% since June 30, 1995.

  Revenue from service charges on deposit accounts at $60.3 million for the first nine months of 1995 was 2.4% lower than last year. This reduction was primarily due to higher rate credits given to business customers for services, thus reducing the level of cash payments necessary.

  Credit card service revenues are the third largest source of fee revenue, totaling $45.1 million during the first nine months of 1995, which was a 12.9% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all contributed to this revenue growth.

  Revenue from mortgage loan origination activities decreased 29.6% to $10.3 million during the first nine months of 1995 compared to the same period last year, due to substantially reduced refinancing activity resulting from higher interest rates, as well as increased pricing pressure from the market. Mortgage loan servicing revenues increased to a level of $17.8 million,
representing a 26.7% increase over the first nine months of 1994.   Included
in servicing revenue were gains on the sale of servicing rights of $5.6 million in 1995 and $3.6 million in 1994.

  Data processing fee income declined 12% in the first nine months of 1995 from the same period last year. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems has acted to reduce revenues.

  The remaining sources of other operating revenue derive from a wide range of services and collectively increased by $2.1 million, or 4.7%, exclusive of trading and securities transactions, in the first nine months of 1995 compared to the same period last year.

  Other operating expense increased to a level of $558.3 million for the first
nine months of 1995.   Excluding the acquisition related restructuring charges
taken in the first nine months of this year and the check kiting loss in 1994, expenses increased 5.2%. Personnel costs rose by 5.8% to a level of $301.3 million due in part to a bank acquisition that occurred late in 1994. Nonpersonnel costs, excluding the restructuring charges in 1995 and the check kiting loss in 1994, increased 4.6%. The check kiting loss reduced earnings per share by $.17 in 1994.

  Net occupancy expense increased $1.9 million, or 4.7% in the first nine months of 1995 compared to the same period last year. The increase was due to a bank acquisition late in 1994. Equipment expense increased $3.6 million, or 9% during the first nine months of 1995 compared to the same period last year. The increase in equipment expense is also partly due to a bank acquisition late in 1994 as well as to the purchase of more personal computer equipment and installation of more networks.

  In the third quarter, the FDIC reduced the rate charged for deposit insurance to all BIF insured banks and refunded excess premiums paid. The current rate of four cents per $100 of deposits is a permanent reduction from the 23 cents per $100 of deposits previously charged to financial institutions. Firstar's rebate was $7.3 million and was shown as a reduction to expense. Firstar also currently has deposits subject to SAIF insurance
totaling approximately $1.1 billion.   The insurance rate on these deposits
remains at 23 cents per $100 of deposits, thus creating a blended rate at the banks holding both types of deposits.

  The efficiency ratio, which is the ratio of expense to revenue, was 62.56% in the first nine months of 1995 compared to 61.87% a year earlier. Firstar has announced a corporate-wide restructuring program with a goal of reaching a 55% efficiency ratio in 1997. To reach a 55% efficiency ratio would require, on an annual basis, either a $100 million reduction in expenses or a $180 million increase in revenue or some combination of both expense reduction and revenue increases. The restructuring program is expected to be implemented over the next 18 months. Restructuring related expenses, which could be substantial, are expected to be taken in the first quarter of 1996.

  The detail of other expense is shown in table 6.



Table 6.  Other operating expense
                                                                                 Nine Months Ended
                                                                                 September 30, 1995
                                                                           ----------------------------------------
                                                                               1995          1994         Change
                                                                           ------------  ------------  ------------
                                                                           (thousands of dollars)
Salaries                                                                 $     244,101 $     232,558           5.0 %
Employee benefits                                                               57,180        52,339           9.2
                                                                           ------------  ------------
  Total personnel expense                                                      301,281       284,897           5.8

Net occupancy expense                                                           42,973        41,045           4.7
Equipment expense                                                               43,625        40,020           9.0
Business development                                                            21,182        18,663          13.5
F.D.I.C. insurance                                                              14,352        21,215         (32.3)
Stationery and supplies                                                         15,240        13,024          17.0
Delivery                                                                        14,052        11,084          26.8
Professional fees                                                               13,912        12,781           8.8
Information processing expense                                                  16,485        15,424           6.9
Amortization of intangibles                                                      9,353         8,681           7.7
Employee education/recruiting                                                    6,157         5,584          10.3
Federal Reserve processing fees                                                  3,398         3,635          (6.5)
Commissions and service fees                                                     4,335         4,463          (2.9)
Wire communication                                                               5,530         4,906          12.7
Processing and other losses                                                      3,497         2,814          24.3
Credit card assessment fees                                                      3,584         3,057          17.2
Net other real estate income                                                      (684)         (234)        192.3
Published information                                                            1,734         1,881          (7.8)
Insurance                                                                        1,674         1,104          51.6
Other                                                                           13,424        14,425          (6.9)
Check Kiting Loss                                                                             22,000
Restructuring charges                                                           23,151             0
                                                                           ------------  ------------
  Total nonpersonnel expense                                                   256,974       245,572           4.6
                                                                           ------------  ------------
  Total other operating expense                                          $     558,255 $     530,469           5.2 %
                                                                           ============  ============


  Total assets on September 30, 1995 were $18.8 billion, an increase of $1.6 billion, or 9.3%, from the same time last year. Without the effect of the acquisitions, the year-to-year increase would be 6.5%.

  Earning assets totaled $17.1 billion on September 30, 1995, an increase of $1.9 billion, or 9.8%, over the total for September 30, 1994. Loans, the largest category of earning assets, represented 74.3% of earning assets as compared to 74.4% a year earlier. Total loans were $12.7 billion on September 30, 1995, an increase of $1.1 billion, or 9.5%, over the 1994 level, which excludes loans which have been securitized and held in the investment portfolio. Firstar securitized $330 million of residential mortgages near the end of 1994.

  Commercial loans, which account for 56% of the loan portfolio, increased by $726.7 million, or 11.3%, to $7.1 billion on September 30, 1995. Consumer loans totaled $5.5 billion, an increase of $707.4 million, or 13.7% as compared to the same time last year, adjusted for the securitization. Credit card loans increased $46.5 million, or 9.2% over September 30, 1994. Residential mortgages increased $536.1 million, or 21.9% over the same period last year adjusted for the effect of the securitization. Recent mortgage loan originations have been retained in the loan portfolio rather than being sold into the secondary market, contributing to this increase in balances. Total loan growth slowed somewhat during the third quarter, increasing 6% from the June level on an annualized basis. Firstar expects this trend to continue.

  Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, totaled $131.9 million on September 30, 1995, a decrease of $260.9 million from a year earlier. These funds have been used to purchase longer term investment securities and to fund loan growth.

  Securities represented 25.8% of earning assets at September 30, 1995. They totaled $4.3 billion on September 30, 1995, an increase of $344.2 million, or 9.6%, over last year, adjusted for securitization. The average maturity of the portfolio was 3.9 years at the end of September. In October, the Financial Accounting Standards Board has decided to modify Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" by allowing a one time reclassification of portfolio securities as of the end of 1995. This decision means companies will be able to reexamine their investments and determine if they are properly classified between "held to maturity" and "available for sale". Within the time allowed for change before December 31, 1995, companies can move securities from held to maturity to available for sale without being called into question as to their intent to hold securities to maturity in the future or their past financial reporting. Firstar expects to examine its securities portfolio and make any reclassifications deemed appropriate.

  Fund sources, consisting of deposits and borrowed funds, increased by $1.5 billion, or 9.8%, to $17 billion on September 30, 1995. Total deposits were $13.8 billion, an increase of $1.1 billion, or 7.8% over a year earlier. Approximately one-half of the increase in deposits was due to a bank acquisition that occurred late in 1994.

  Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits equaled $12.9 billion on September 30, 1995, an increase of $836.4 million, or 6.9%, from last year due mainly to bank acquisitions. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth. Increased emphasis will be placed on generating more core deposits through competitive pricing of deposit products.

  More reliance was placed on purchased fund sources to support the growth in loan balances during 1995. Other time deposits, primarily certificates of deposit over $100,000, increased $168.7 million, or 23.7%, on September 30, 1995 from a year ago. Short-term borrowed funds increased $258.6 million, or 12.1%, to a level of $2.4 billion in the same period. In addition, Federal Home Loan Bank Notes increased $140.3 million, or 38.4% to a level of $505.3 million in the same period. Although Firstar intends to generate more core deposits, purchased fund balances will continue to increase in order to support loan growth.

  In August, Firstar issued $100 million of 7.15% notes that become due September 1, 2000. Firstar has the option of calling these notes beginning in September 1998. Additional indebtedness in the form of a revolving bank credit line, which is currently available up to $125 million, may be incurred. These borrowings are needed in the near future to fund certain commitments for such items as stock repurchases, repayment of outstanding indebtedness, extensions of credit to subsidiaries and other general corporate purposes.

  Stockholders' equity totaled $1,514.6 million at the end of the third quarter, an increase of $1.9 million from the level at year-end and $63.1 million over the total at September 30, 1994. Total equity as a percent of total assets amounted to 8.06% at September 30, 1995. Under risk-based capital rules, total capital at September 30, 1995 was 12.93% of risk-adjusted assets. Firstar repurchased 1,969,000 shares of common stock in the third quarter to be used to complete a bank acquisition, for issuance under employee benefit plans and other corporate purposes. A summary of capital components and ratios is shown in table 7.


Table 7.  Capital components and ratios
                                                                            September 30  December 31   September 30
                                                                            1995          1994          1994
                                                                            ------------  ------------  ------------
                                                                            (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                    $   1,514,567 $   1,512,685 $   1,451,460
  Unrealized (gains) losses on securities available for sale                     (1,314)        1,054           995
  Minority interest in subsidiaries                                               3,020         2,920         2,537
  Less goodwill                                                                (108,381)     (107,967)     (108,044)
                                                                            ------------  ------------  ------------
    Total Tier I capital                                                      1,407,892     1,408,692     1,346,948

Allowable reserve for loan losses                                               165,563       156,426       150,153
Allowable long-term debt                                                        134,336        79,705        79,974
                                                                            ------------  ------------  ------------
    Total Tier II capital                                                       299,899       236,131       230,127
                                                                            ------------  ------------  ------------
    Total capital                                                         $   1,707,791 $   1,644,823 $   1,577,075
                                                                            ============  ============  ============

Risk-adjusted assets                                                      $  13,210,045 $  12,479,987 $  11,973,953

Tier I capital to risk-adjusted assets                                            10.66 %       11.29 %       11.25 %
Total capital to risk-adjusted assets                                             12.93         13.18         13.17
Tier I leverage ratio                                                              7.71          8.15          8.15

  The Board of Directors declared a quarterly dividend to common stockholders of 34 cents per share, which is payable November 15 to shareholders of record on October 30, and a quarterly dividend of $8.75 per Series D preferred share, payable December 31 to shareholders of record December 15.

                                      -15-

FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
--------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended               Nine Months ended
                                              September 30                   September 30
                                         ---------------------      ------------------------------
                                             1995      1994               1995          1994
                                         ---------------------      ------------------------------
Earnings and Dividends
Net income                               $   67,077 $  60,473       $     157,144 $     170,167
Per common share:
  Net income                                   0.88      0.80                2.05          2.25
  Dividends                                    0.34      0.30                0.98          0.86
  Stockholders' equity                                                      20.00         19.08

Performance Ratios
Return on average assets                       1.45 %    1.44                1.16 %        1.40 %
Return on average common equity               17.45     16.81               13.86         16.26
Dividend payout ratio                         38.64     37.50               47.80         38.22
Equity to assets                                                             8.06          8.44
Net loan charge-offs as a percentage
  of average loans                             0.15      0.25                0.22          0.16
Nonperforming assets as a
  percentage of loans and other
  real estate                                                                0.72          0.81
Net interest margin                            4.45      4.82                4.53          4.90

Statistical Data
Full-time equivalent staff (at quarter end)                                 9,524         9,796
Average common shares
  outstanding (000's)                        75,891    74,886              76,087        74,910
Actual common shares
  outstanding (000's at quarter end)                                       74,855        74,655

Stock Price Information
High                                     $   38.375 $  35.125       $      38.375 $      35.375
Low                                          32.500    29.625              26.250        29.625
Close                                        37.125    31.000              37.125        31.000





                  -16-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                    Quarter ended September 30
                                ----------------------------------------------------------------------
                                                 1995                               1994
                                ------------------------------------ ---------------------------------
                                  Average                Average       Average                Average
                                  Balance      Interest  Rate          Balance      Interest  Rate
                                ------------------------------------ ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $      9,199 $      188      8.11 %  $     22,704 $      337   5.89 %
Federal funds sold and
 resale agreements                   243,729      3,705      6.03         230,406      2,702   4.65
Trading securities                    11,892        197      6.57          20,761        378   7.22
Securities:
  Taxable                          3,159,348     51,281      6.46       2,448,910     36,576   5.94
  Nontaxable                       1,076,690     19,841      7.37       1,113,880     19,417   6.97
                                  -----------  ---------               -----------  ---------
 Total securities                  4,236,038     71,122      6.69       3,562,790     55,993   6.26
Loans:
  Commercial                       6,961,988    155,925      8.89       6,272,509    130,956   8.29
  Consumer                         5,498,765    121,264      8.78       5,030,932    103,471   8.19
                                  -----------  ---------               -----------  ---------
  Total loans                     12,460,753    277,189      8.84      11,303,441    234,427   8.24
                                  -----------  ---------               -----------  ---------
  Interest earning assets         16,961,611    352,401      8.26      15,140,102    293,837   7.72
Reserve for loan losses             (200,960)                            (191,744)
Cash and due from banks              782,588                              909,545
Other assets                         835,638                              787,122
                                  -----------                          -----------
  Total assets                  $ 18,378,877                         $ 16,645,025
                                  ===========                          ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,550,721 $    5,369      1.37 %  $  1,623,560 $    5,107   1.25 %
Money market accounts              2,121,584     22,402      4.19       2,043,828     15,245   2.96
Savings passbook                   1,724,086     11,554      2.66       1,854,251     10,955   2.34
Certificates of deposit            5,386,854     77,204      5.69       4,478,452     51,769   4.59
Short-term borrowed funds          2,311,497     34,298      5.89       1,709,076     19,168   4.45
Other debt                           657,338     11,950      7.27         491,954      8,188   6.66
                                  -----------  ---------               -----------  ---------
  Interest-bearing liabilities    13,752,080    162,777      4.70      12,201,121    110,432   3.59
Demand deposits                    2,796,011                            2,746,068
Other liabilities                    294,626                              256,144
Stockholders' equity               1,536,160                            1,441,692
                                  -----------                          -----------
  Total liabilities and
    stockholders' equity        $ 18,378,877                         $ 16,645,025
                                  ===========                          ===========
Net interest
  revenue/margin                             $  189,624      4.45 %               $  183,405   4.82 %
                                               =========                            =========


:


                                                                    Nine months ended September 30
                                ------------------------------------ ---------------------------------
                                                 1995                                 1994
                                  ---------------------------------- ---------------------------------
                                  Average                Average       Average                Average
                                  Balance      Interest  Rate          Balance      Interest  Rate
                                ------------------------------------ ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $     18,757 $      847      6.04 %  $     23,951 $      918   5.12 %
Federal funds sold and
 resale agreements                   217,209      9,878      6.08         212,456      6,468   4.07
Trading securities                    14,729        762      6.92          20,647      1,064   6.89
Securities:
  Taxable                          3,107,132    149,044      6.41       2,389,052    105,225   5.88
  Nontaxable                       1,049,697     58,954      7.49       1,090,027     56,309   6.89
                                  -----------  ---------               -----------  ---------
  Total securities                 4,156,829    207,998      6.68       3,479,079    161,534   6.20
Loans:
  Commercial                       6,802,663    455,694      8.96       6,139,535    369,481   8.05
  Consumer                         5,418,816    354,973      8.75       4,865,638    296,326   8.13
                                  -----------  ---------               -----------  ---------
  Total loans                     12,221,479    810,667      8.86      11,005,173    665,807   8.08
                                  -----------  ---------               -----------  ---------
  Interest earning assets         16,629,003   1,030,152     8.28      14,741,306    835,791   7.57
Reserve for loan losses             (196,364)                            (191,327)
Cash and due from banks              845,474                              945,910
Other assets                         824,039                              766,413
                                  -----------                          -----------
  Total assets                  $ 18,102,152                         $ 16,262,302
                                  ===========                          ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,582,602 $   19,097      1.61 %  $  1,644,739 $   15,463   1.26 %
Money market accounts              2,060,825     63,894      4.15       2,021,228     39,671   2.62
Savings passbook                   1,750,191     35,319      2.70       1,852,091     32,366   2.34
Certificates of deposit            5,247,463    215,175      5.48       4,313,914    141,843   4.40
Short-term borrowed funds          2,267,014    100,104      5.90       1,494,589     43,492   3.89
Other debt                           603,918     32,852      7.25         457,816     21,771   6.34
                                  -----------  ---------               -----------  ---------
  Interest-bearing liabilities    13,512,013    466,441      4.61      11,784,377    294,606   3.34
Demand deposits                    2,767,655                            2,799,266
Other liabilities                    296,678                              265,327
Stockholders' equity               1,525,806                            1,413,332
                                  -----------                          -----------
  Total liabilities and
    stockholders' equity        $ 18,102,152                         $ 16,262,302
                                  ===========                          ===========

Net interest
  revenue/margin                             $  563,711      4.53 %               $  541,185   4.90 %
                                               =========                            =========


                                                         -17-

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q

                          27.  Financial Data Schedule

         (b)              No reports on Form 8-K were filed during the quarter




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


November 10, 1995


                                   -18-