Form 10-K
period 1995-12-31
FIRSTAR CORP /WI/
filed 1996-03-15
CIK 37076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995        Commission File Number 1-2981

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

     As of February 29, 1996, 73,428,812 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $2.9 billion.

                      Documents Incorporated by Reference:

     Portions of the 1996 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item  1 - Business..................................................................     2
  Item  2 - Properties................................................................     5
  Item  3 - Legal Proceedings.........................................................     5
  Item  4 - Submission of Matters to a Vote of Security Holders.......................     5
PART II
  Item  5 - Market for the Registrant's Common Equity and Related Stockholder
     Matters..........................................................................     5
  Item  6 - Selected Financial Data...................................................     6
  Item  7 - Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................     7
  Item  8 - Financial Statements and Supplementary Data...............................    26
  Item  9 - Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................    57
PART III
  Item 10 - Directors and Executive Officers of the Registrant........................    57
  Item 11 - Executive Compensation....................................................    57
  Item 12 - Security Ownership of Certain Beneficial Owners and Management............    57
  Item 13 - Certain Relationships and Related Transactions............................    57
PART IV
  Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    57
  Signatures..........................................................................    60

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Firstar Corporation is a registered bank holding company incorporated in Wisconsin in 1929. Firstar Corporation ("Firstar") is the largest bank holding company headquartered in Wisconsin. Firstar's 14 bank subsidiaries in Wisconsin had total assets of $11.4 billion at December 31, 1995. Its one Iowa bank, one Illinois bank and one Minnesota bank had total assets of approximately $2.9 billion, $2.9 billion and $2.4 billion, respectively, as of December 31, 1995. Firstar has one bank in Phoenix, Arizona with total assets of $152 million. Firstar's principal subsidiary, Firstar Bank Milwaukee, N.A., had total assets of $7.1 billion which represented 37 percent of Firstar's consolidated assets at December 31, 1995, and is the largest commercial bank in Wisconsin.

     Firstar provides banking services throughout Wisconsin and Iowa and in the Chicago, Minneapolis-St. Paul and Phoenix metropolitan areas. Its Wisconsin bank subsidiaries operate in 125 locations, with offices in eight of the ten largest metropolitan population centers of the state, including 45 offices in the Milwaukee metropolitan area. Its Iowa bank subsidiary operates in 44 locations; its Illinois bank subsidiary in 41 locations; its Minnesota bank subsidiary in 31 locations; and its Arizona bank in three locations. Firstar also provides trust services in its five-state banking locations and in Florida at two locations. Firstar's bank subsidiaries provide a broad range of financial services for companies based in Wisconsin, Iowa, Illinois and Minnesota, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide trust and investment management services to individual and corporate customers. Bank subsidiaries also conduct international banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions. Nonbank subsidiaries provide retail brokerage services, trust and investment management services, residential mortgage banking activities, title insurance, business insurance, consumer and credit related insurance, and corporate computer and operational services.

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

     In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly increased the enforcement powers of the federal regulatory agencies having supervisory authority over Firstar and its subsidiaries. Certain parts of such legislation, most notably those which increase deposit insurance assessments and authorize further increases to recapitalize the bank deposit insurance fund, increase the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital falls to certain levels. Under the rules, five capital categories have been established which range from "critically undercapitalized" to "well capitalized". Failure of a depository institution to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restricting new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (17) of Firstar as of December 31, 1995. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar and/or one or more of its subsidiaries during the past five years. There are no family relationships between any of the executive officers.

                   NAME                      AGE                      POSITION
------------------------------------------   ---    --------------------------------------------
Roger L. Fitzsimonds......................   57     Chairman of the Board and Chief Executive
                                                    Officer of Firstar (Since February 1991)
John A. Becker............................   53     President and Chief Operating Officer of
                                                    Firstar
                                                    (Since January 1990)
Chris M. Bauer............................   47     Senior Executive Vice President of Firstar
                                                    (Since January 1996)
Michael J. Bills..........................   52     Senior Executive Vice President of Firstar
                                                    (Since January 1996)
Richard W. Schoenke.......................   52     Senior Executive Vice President of Firstar
                                                    (Since January 1996)
Ronald A. Bero............................   60     Senior Executive Vice President of Firstar
                                                    (Since September 1989)
James R. Lang.............................   52     Chairman of the Board and President of
                                                    Firstar Corporation of Iowa (Since April
                                                    1991)
Jay B. Williams...........................   44     President of Firstar Bank Illinois
                                                    (Since January 1995)
Michael J. Schmitz........................   61     Executive Vice President of Firstar
                                                    (Since October 1990)
Jon H. Stowe..............................   51     Executive Vice President of Firstar
                                                    (Since January 1995)
Blaine E. Rieke...........................   62     Chairman of the Board of Firstar Trust
                                                    Company
                                                    (Since November 1981)
William H. Risch..........................   57     Senior Vice President-Finance & Treasurer of
                                                    Firstar (Since January 1984)
Dennis R. Fredrickson.....................   51     Senior Vice President of Firstar
                                                    (Since October 1988)
Larry A. Greves...........................   48     Senior Vice President of Firstar
                                                    (Since January 1992)
John R. Heistad...........................   49     Senior Vice President and Chief Credit
                                                    Officer of Firstar (Since January 1992)
Howard H. Hopwood III.....................   50     Senior Vice President and General Counsel of
                                                    Firstar (Since January 1986)
Ronald E. Roder...........................   47     Senior Vice President of Firstar Bank
                                                    Milwaukee
                                                    (Since December 1988)

ITEM 2. PROPERTIES

     On December 31, 1995, Firstar had 244 banking locations, of which 164 were owned and 80 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See Item 6 of this document for information on stock price ranges and dividends. The principal markets for the quotations of stock prices are the New York Stock Exchange and Chicago Stock Exchange. There were 11,688 holders of record of Firstar's $1.25 par value Common Stock on February 29, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                     (thousands of dollars, except per share)
EARNINGS AND DIVIDENDS
Net interest revenue......................   $725,947    $698,838    $659,939    $626,371    $555,209
Provision for loan losses.................     36,756      23,891      29,090      50,733      55,221
Other operating revenue...................    392,197     370,619     392,918     347,936     311,641
Other operating expense...................    734,122     706,185     689,274     655,444     595,505
Net income................................    228,913     226,673     227,938     185,999     154,415
Per common share:
  Net income..............................       3.00        2.98        2.99        2.50        2.11
  Dividends...............................       1.32        1.16        1.00         .80        .705
  Stockholders' equity....................      20.61       19.45       17.78       15.83       14.16
Average common shares (000's).............     75,716      75,195      74,131      71,992      70,832
-----------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average assets..................       1.26%       1.37%       1.49%       1.29%       1.12%
Return on average common equity...........      15.11       15.96       17.81       16.65       15.71
Equity to assets..........................       7.95        8.41        8.28        7.94        7.35
Total risk-based capital..................      12.45       13.18       13.17       13.10       11.74
Net loan charge-offs as a percentage of
  average loans...........................        .27         .25         .25         .40         .43
Nonperforming assets as a percentage of
  loans and foreclosed assets.............        .77         .69         .81        1.17        1.50
Net interest margin.......................       4.55        4.89        5.04        5.11        4.84
Efficiency ratio*.........................      61.43       61.75       63.53       65.13       66.02
Fee revenue as a percentage of average
  assets..................................       2.18        2.26        2.56        2.39        2.22
-----------------------------------------------------------------------------------------------------
                                                              (millions of dollars)
BALANCE SHEET AT DECEMBER 31
Total assets..............................   $ 19,168    $ 17,994    $ 16,412    $ 15,561    $ 14,549
Securities................................      4,475       3,974       3,360       3,279       3,347
Loans:
  Commercial loans........................      6,966       6,710       5,996       5,472       5,162
  Consumer loans..........................      5,666       5,196       4,829       4,344       3,835
     Total loans..........................     12,632      11,906      10,825       9,816       8,997
Earning assets............................     17,233      16,293      14,551      13,617      12,812
Deposits:
  Core deposits...........................     13,403      12,818      12,689      12,311      11,441
  Other deposits..........................        909         591         444         445         548
     Total deposits.......................     14,312      13,409      13,133      12,756      11,989
Short-term borrowed funds.................      2,303       2,196       1,178         900       1,004
Long-term debt............................        734         574         486         426         209
Stockholders' equity......................      1,525       1,513       1,359       1,237       1,070
-----------------------------------------------------------------------------------------------------
STOCK PRICE INFORMATION
High......................................   $ 41        $ 35 3/8    $ 37 1/4    $ 31 7/8    $24 7/16
Low.......................................     26 1/4      25 1/8      29 3/8      23 1/8      12 3/4
Close.....................................     39 5/8      26 7/8      30 3/4      31 1/2      24 1/8
-----------------------------------------------------------------------------------------------------

* The calculation excludes acquisition related restructuring charges in 1995 and the check kiting loss in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Firstar acquired two banking organizations in 1995 under pooling of interests accounting procedures. Consequently, all financial information for prior years has been restated to include the results of operations of these companies.

     This discussion includes forecasts concerning revenues, expenses and other business results which are based upon estimates. There are numerous factors such as changes in economic conditions that could adversely affect actual results. Therefore, there will be differences between these forecasts and actual results and no assurance can be given that these forecasts will be realized.

HIGHLIGHTS

     Firstar reported earnings in 1995 of $228.9 million, a 1.0% increase over the $226.7 million earned in 1994. On a per common share basis, 1995 net income increased to $3.00 from $2.98 earned in 1994. In 1993, net income was $227.9 million, or $2.99 per common share.

     While net income has increased in 1995, the effect of a higher stockholders' equity base reduced the return on equity in 1995. Return on average common equity declined to 15.11% in 1995 compared with 15.96% in 1994 and 17.81% in 1993. While Firstar's return on equity has been below the top quartile during the past three years, significant improvement was made during the latter half of 1995, placing Firstar again in the top quartile level of its peer group. Return on average assets for 1995 was 1.26% compared with 1.37% in 1994 and 1.49% in 1993.

     Earnings have been relatively level during the past two years due to unusual expenses in both 1995 and 1994. A merger and restructuring charge of $43 million pre-tax was taken in 1995 in connection with four bank acquisitions which reduced net income by $.36 per common share. These charges included increased loan loss provisions, losses on the sale of securities, employee severance costs and other related expenses. During 1994 a $22 million pre-tax charge was recorded for a check kiting fraud. This loss reduced 1994 net income by $.17 per common share. Exclusive of these items, operating earnings would have shown steady growth of 5.4% in 1994 and 6.7% in 1995.

     Major factors affecting underlying earning trends during the past three years were:

     - Net interest margin declined to 4.55% in 1995 from 4.89% in 1994. During 1993 the margin was 5.04%.

     - Strong loan growth of 9.6% in 1995 and 10.9% in 1994 offset the effects of the decline in margins, helping increase net interest revenue in both years.

     - Growth in major fee revenue businesses continued, with trust and investment management fees up 10% in 1995 and 7% in 1994. Credit card revenue was up a very strong 12% during 1995. Mortgage banking revenue, while up 8.5% during 1995, remains below the record high levels of 1993 as a result of market driven volume declines.

     - Operating expenses before special charges increased by 3.9% during 1995 after declining by under 1% in 1994.

     Total nonperforming assets were $97.9 million at the end of the year, an increase of 18.6% from year-end 1994. Nonperforming assets now represent .77% of total loans and foreclosed assets compared with .69% a year earlier.

     Stockholders' equity stood at $1.5 billion at the end of 1995. Market capitalization was $2.9 billion. Firstar initiated a stock buyback program in the latter half of 1995 which resulted in the repurchase of 3.9 million shares at a cost of $147 million. Capital strength, by all measures, remains strong.

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

                                    TABLE 1

            CONDENSED INCOME STATEMENTS -- TAXABLE-EQUIVALENT BASIS

                                                                                    CHANGE FROM PRIOR YEAR
                                                                            ---------------------------------------
                                                                              1995 VS 1994          1994 VS 1993
                                                                            -----------------     -----------------
                                          1995        1994        1993      AMOUNT    PERCENT     AMOUNT    PERCENT
                                        --------    --------    --------    ------    -------     ------    -------
                                                                   (millions of dollars)
Interest revenue.....................   $1,347.8    $1,119.7    $1,028.0   $228.1      20.4%     $91.7       8.9%
Taxable-equivalent adjustment........       33.4        35.0        32.5     (1.6)     (4.6)       2.5       7.7
                                        --------    --------    --------    -----                -----
  Interest
    revenue--taxable-equivalent......    1,381.2     1,154.7     1,060.5    226.5      19.6       94.2       8.9
Interest expense.....................      621.8       420.9       368.1    200.9      47.7       52.8      14.3
                                        --------    --------    --------    -----                -----
  Net interest revenue--
    taxable-equivalent...............      759.4       733.8       692.4     25.6       3.5       41.4       6.0
Provision for loan losses............       36.8        23.9        29.1     12.9      54.0       (5.2)    (17.9)
Other operating revenue..............      392.2       370.6       392.9     21.6       5.8      (22.3)     (5.7)
Other operating expense..............      734.1       706.1       689.2     28.0       4.0       16.9       2.5
                                        --------    --------    --------    -----                -----
  Income before income taxes.........      380.7       374.4       367.0      6.3       1.7        7.4       2.0
Provision for income taxes...........      118.4       112.7       106.6      5.7                  6.1
Taxable-equivalent adjustment........       33.4        35.0        32.5     (1.6)                 2.5
                                        --------    --------    --------    -----                -----
  Net income.........................   $  228.9    $  226.7    $  227.9    $ 2.2       1.0      $(1.2)      (.5)
                                        ========    ========    ========    =====                =====
Yield on earning assets..............       8.28%       7.69%       7.72%     .59%                (.03)%
Cost of interest-bearing
  liabilities........................       4.59        3.51        3.37     1.08                  .14
                                        --------    --------    --------    -----                -----
Interest spread......................       3.69        4.18        4.35     (.49)                (.17)
Impact of interest-free funds........        .86         .71         .69      .15                  .02
                                        --------    --------    --------    -----                -----
  Net interest margin................       4.55%       4.89%       5.04%    (.34)%               (.15)%
                                        ========    ========    ========    =====                =====

     During 1995, net interest revenue increased 3.5% to $759.4 million. This follows a 6.0% increase in 1994. The growth in both years benefited from higher average earning asset balances, driven principally by continued strong loan growth. This positive impact was somewhat offset by a reduction in the net interest margin in both years.

     The net interest margin for 1995 was 4.55% compared with 4.89% in 1994 and 5.04% in 1993. The margin has been compressed during the past two years by the rising cost of funds which has not been fully offset by increased yield on earning assets. Interest rates increased dramatically during 1994 with the prime rate rising from 6.00% at the beginning of the year to 8.50% at the end of the year. During 1995 the prime rate remained within a narrow band between 8.50% to 9.00%.

     Rates paid on fund sources increased by 1.08% or 108 basis points, in 1995 reflecting the run up of interest rates in 1994 which effect is more fully seen in the 1995 average rates paid. On the asset side, rate increases of only 59 basis points were achieved. The impact of interest free funds supporting earning assets benefited net interest margin by 15 basis points in 1995 reflecting the increased volume of these deposits in a higher rate environment. The 15 basis point decline in net interest margin in 1994 resulted principally from a

14 basis point increase in the cost of funds. Firstar expects its 1996 net interest margin to remain in the same range as experienced in 1995.

     Foregone interest on nonperforming loans and foreclosed assets reduced net interest revenue by $5.4 million in 1995, $5.7 million in 1994 and $6.8 million in 1993. This resulted in corresponding reductions in net interest margin of
 .03% in 1995 and .03% in 1994 and .04% in 1993. This nominal impact is a reflection of Firstar's continued low level of nonperforming assets.

     Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue increased by 19.6% to $1.38 billion in 1995. This resulted from higher average earning assets, up 11.2%, and the increased yield on earning assets. Interest income on loans rose by 18.1% due to both loan growth and higher rates. Securities income increased with the higher average balance levels. During 1994, total interest revenue increased by 8.9% to $1.15 billion. This increase was nearly entirely average balance driven, with earning assets rising by 9.3%. Interest income on commercial loans rose by 18.7% due to both higher balances and interest rates. Consumer loan interest, while up 2.9%, was impacted by a lower net interest rate which was 66 basis points less than 1993. This reduced rate on consumer loans reflects the refinancing activity and general lower rates available in 1993. Securities income declined in 1994 as higher rate investments matured and were replaced with securities with then currently lower market yields.

                                    TABLE 2

                    ANALYSIS OF INTEREST REVENUE AND EXPENSE

                                                                            1995 VS 1994                     1994 VS 1993
                                                                   ------------------------------    ----------------------------
                                         INTEREST                                   DUE TO                           DUE TO
                           ------------------------------------     TOTAL     -------------------     TOTAL    ------------------
                              1995         1994         1993        CHANGE     VOLUME      RATE      CHANGE    VOLUME      RATE
                           ----------   ----------   ----------    --------   --------   --------    -------   -------   --------
                                                                   (thousands of dollars)
Interest-bearing deposits
  with banks.............. $      967   $    1,297   $    2,667    $   (330)  $   (537)  $    207    $(1,370)  $(1,953)  $    583
Federal funds sold and
  resale agreements.......     10,534        9,645        5,119         889     (2,293)     3,182      4,526     2,001      2,525
Trading securities........        968        1,560          985        (592)      (537)       (55)       575       307        268
Securities................    280,045      220,713      222,920      59,332     43,909     15,423     (2,207)    9,551    (11,758)
Commercial loans..........    609,248      513,254      432,271      95,994     51,107     44,887     80,983    48,413     32,570
Consumer loans............    479,492      408,239      396,560      71,253     41,077     30,176     11,679    42,337    (30,658)
                           ----------   ----------   ----------    --------                          -------
    Total loans...........  1,088,740      921,493      828,831     167,247     92,193     75,054     92,662    90,789      1,873
                           ----------   ----------   ----------    --------                          -------
    Total interest
      revenue.............  1,381,254    1,154,708    1,060,522     226,546    135,202     91,344     94,186    97,921     (3,735)
Interest-bearing demand...     23,831       21,065       29,366       2,766       (892)     3,658     (8,301)      212     (8,513)
Money market accounts.....     85,231       57,274       49,583      27,957      2,433     25,524      7,691     1,750      5,941
Savings passbook..........     44,509       43,887       45,330         622     (3,034)     3,656     (1,443)    2,491     (3,934)
Certificates of deposit...    291,135      199,743      191,579      91,392     43,131     48,261      8,164     5,419      2,745
                           ----------   ----------   ----------    --------                          -------
    Total deposits........    444,706      321,969      315,858     122,737     25,306     97,431      6,111     9,728     (3,617)
Short-term borrowed
  funds...................    133,151       67,622       25,189      65,529     34,927     30,602     42,433    27,411     15,022
Long-term debt............     43,982       31,315       27,068      12,667      8,736      3,931      4,247     3,654        593
                           ----------   ----------   ----------    --------                          -------
    Total interest
      expense.............    621,839      420,906      368,115     200,933     59,506    141,427     52,791    37,477     15,314
                           ----------   ----------   ----------    --------                          -------
    Net interest
      revenue............. $  759,415   $  733,802   $  692,407    $ 25,613     84,110    (58,497)   $41,395    62,692    (21,297)
                           ==========   ==========   ==========    ========                          =======

------------
Calculations are computed on a taxable-equivalent basis using a tax rate of 35%. The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

     Total interest expense increased by 47.7% in 1995, to $621.8 million. Interest expense on deposits increased 38.1% as interest rates were increased to remain competitive in the market. Interest cost for short-term borrowed funds nearly doubled as increased reliance was placed upon this higher cost funding source. Total interest expense increased by 14.3% during 1994 to a level of $420.9 million. This was principally due to the increased cost of short-term borrowed funds. Both higher usage of this funding source and its associated increased interest rate were factors.

OTHER OPERATING REVENUE

     Total other operating revenue, excluding securities gains and losses, increased by 5.8% to a level of $395.7 million in 1995. This compares with a 4.2% decline in 1994 attributable to reduced mortgage banking activities. Firstar continues to emphasize growth in fee revenue. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 3 shows the composition of other operating revenues.

                                    TABLE 3

                      ANALYSIS OF OTHER OPERATING REVENUE

                                       YEARS ENDED DECEMBER 31            1995 VS 1994           1994 VS 1993
                                   --------------------------------    ------------------     -------------------
                                     1995        1994        1993      AMOUNT     PERCENT      AMOUNT     PERCENT
                                   --------    --------    --------    -------    -------     --------    -------
                                                               (thousands of dollars)
Trust and investment management
  fees............................ $132,377    $120,349    $112,521    $12,028       10.0%    $  7,828       7.0%
Service charges on deposit
  accounts........................   80,891      81,980      83,060     (1,089)      (1.3)      (1,080)     (1.3)
Credit card service revenue.......   62,990      56,265      53,728      6,725       12.0        2,537       4.7
Mortgage servicing................   22,631      18,105      17,636      4,526       25.0          469       2.7
Mortgage origination..............   15,848      17,374      40,241     (1,526)      (8.8)     (22,867)    (56.8)
                                   --------    --------    --------    -------                 -------
  Mortgage banking revenue........   38,479      35,479      57,877      3,000        8.5      (22,398)    (38.7)
Data processing fees..............   17,924      20,263      21,431     (2,339)     (11.5)      (1,168)     (5.5)
Insurance revenue.................   11,730      12,188      11,420       (458)      (3.8)         768       6.7
Brokerage revenue.................   10,874       9,505      12,038      1,369       14.4       (2,533)    (21.0)
International fees................    5,999       5,878       5,265        121        2.1          613      11.6
Electronic funds transfer fees....    5,085       5,350       4,743       (265)      (5.0)         607      12.8
Safe deposit fees.................    4,207       3,960       3,880        247        6.2           80       2.1
Foreign exchange gains............    2,426       2,063       1,900        363       17.6          163       8.6
Municipal finance fees............      936         991       1,368        (55)      (5.5)        (377)    (27.6)
Other.............................   21,775      19,792      21,193      1,983       10.0       (1,401)     (6.6)
                                   --------    --------    --------    -------                 -------
    Subtotal......................  395,693     374,063     390,424     21,630        5.8      (16,361)     (4.2)
Trading securities gains..........    2,234         139       2,074      2,095    1,507.2       (1,935)    (93.3)
Securities (losses) gains.........   (5,730)     (3,583)        420     (2,147)      59.9       (4,003)   (953.1)
                                   --------    --------    --------    -------                 -------
    Total other operating
      revenue..................... $392,197    $370,619    $392,918    $21,578        5.8     $(22,299)     (5.7)
                                   ========    ========    ========    =======                 =======

     Other operating revenue now represents 34% of Firstar's revenue. An industry measure of fee revenue prominence is the ratio of this revenue to average assets. During 1995 this ratio was 2.18% compared to 2.26% in 1994 and 2.56% in 1993. While fee revenue has increased, the effect of the larger 10% growth in average assets in 1995 is shown in the reduction of this ratio. Firstar continues to remain in the top quartile of its peer group by this measure of fee revenue.

     Trust and investment management fees are the single largest source of fee revenue, contributing $132.4 million, or one-third of other operating revenue. This level represents a 10.0% growth in revenue in 1995 which in turn followed a 7.0% growth recorded in 1994. The general rise in the market value of assets contributed to the growth achieved in 1995. In addition, expanded services are being offered through Firstar's banking network and additional marketing efforts are also being directed to institutional investors beyond the Midwest. Trust assets under management increased by 19.8% during 1995 to a level of $18.1 billion at the end of the year. Assets held in custody accounts were $55.3 billion at year-end 1995, a 43.4% increase from last year.

     Revenue from service charges on deposit accounts declined by 1.3% in both of the last two years and currently is at a level of $80.9 million. This reduction was primarily due to higher rate credits given to business customers for services, thus reducing the level of cash payments necessary.

     Credit card service revenues are the third largest source of fee revenue. A significant growth rate of 12.0% was achieved during 1995, increasing revenue to $63.0 million. This follows a smaller increase of 4.7% in 1994.

The introduction of new credit card products, increased merchant fee revenues and the repricing of service charges have all contributed to this revenue growth. Firstar services 590,000 active card holders, has 34,000 merchant accounts and provides credit card programs to more than 800 financial institutions. This customer base, which covers the upper Midwest and includes Wisconsin, Iowa, Illinois, Minnesota, Upper Michigan, Nebraska and the Dakotas, provides a market for the sale and expansion of other financial products.

     Revenue from mortgage banking activities has fluctuated during the last three years as a result of general market driven factors. Revenue from mortgage originations reached $40.2 million in 1993, during which period the record low interest rates drove up refinancing volumes. Mortgage origination revenues in 1995 were $15.8 million reflecting reduced volumes. Loan origination volumes were $1.4 billion in 1995 compared with $1.7 billion in 1994 and $2.8 billion in 1993. Mortgage loan servicing revenue has shown increases during this period, increasing 25.0% in 1995 and 2.7% in 1994. Included in servicing revenue were gains on the sales of servicing rights of $7.1 million in 1995, $3.6 million in 1994 and $3.3 million in 1993. Mortgage loans serviced for others were $3.3 billion at the end of 1995, compared with $3.9 billion a year earlier.

     Firstar adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" as of January 1, 1995. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights were purchased or related to loans originated by the company. Firstar capitalized $6.3 million in originated service rights in 1995. Further information on mortgage servicing rights activities is included in Note 3 to the Consolidated Financial Statements.

     Data processing fee income declined 11.5% in 1995 and 5.5% in 1994. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues. Intense price competition has also occurred due to the shrinking market for sales and has affected revenue levels through pricing changes and some loss of customers.

     Brokerage services increased by 14.4% during 1995. This followed a market driven decline of 21.0% in 1994.

     Securities losses of $5.7 million and $3.6 million were realized in 1995 and 1994, respectively. These losses were generated by the partial liquidation of merged banks' portfolios to bring them in line with Firstar's investment policies.

     The remaining sources of other operating revenue are derived from a wide range of services and collectively increased by 8.0% in 1995 after a 2.9% decline in 1994.

OTHER OPERATING EXPENSES

     Total operating expenses increased 4.0% to $734.1 million in 1995 compared with an increase of 2.5% in 1994. Information on the components of other operating expense is shown in Table 4.

                                    TABLE 4

                      ANALYSIS OF OTHER OPERATING EXPENSE

                                           YEARS ENDED DECEMBER 31             1995 VS 1994            1994 VS 1993
                                       --------------------------------     -------------------     ------------------
                                         1995        1994        1993        AMOUNT     PERCENT     AMOUNT     PERCENT
                                       --------    --------    --------     --------    -------     -------    -------
                                                                   (thousands of dollars)
Salaries.............................  $323,163    $312,120    $301,171     $ 11,043       3.5%    $10,949       3.6%
Employee benefits....................    72,198      68,841      67,343        3,357       4.9       1,498       2.2
                                       --------    --------    --------     --------               -------
  Total personnel expense............   395,361     380,961     368,514       14,400       3.8      12,447       3.4
Equipment expense....................    58,700      54,556      53,123        4,144       7.6       1,433       2.7
Net occupancy expense................    57,992      52,984      58,328        5,008       9.5      (5,344)     (9.2)
Business development.................    29,413      26,602      27,911        2,811      10.6      (1,309)     (4.7)
Information processing expense.......    21,918      20,957      19,034          961       4.6       1,923      10.1
Stationery and supplies..............    21,284      18,087      20,956        3,197      17.7      (2,869)    (13.7)
Professional fees....................    20,491      17,937      18,355        2,554      14.2        (418)     (2.3)
Delivery.............................    19,192      16,122      17,919        3,070      19.0      (1,797)    (10.0)
F.D.I.C. insurance...................    16,531      28,361      27,898      (11,830)    (41.7)        463       1.7
Amortization of intangibles..........    12,709      11,746      18,738          963       8.2      (6,992)    (37.3)
Employee education/recruiting........     8,389       7,977       8,323          412       5.2        (346)     (4.2)
Wire communication...................     7,418       6,656       5,830          762      11.4         826      14.2
Commissions and service fees.........     5,799       6,777       5,601         (978)    (14.4)      1,176      21.0
Processing and other losses..........     5,102       4,051       4,353        1,051      25.9        (302)     (6.9)
Credit card assessment fees..........     5,011       4,209       3,851          802      19.1         358       9.3
Federal Reserve processing fees......     4,695       4,814       5,368         (119)     (2.5)       (554)    (10.3)
Published information................     2,277       2,144       2,262          133       6.2        (118)     (5.2)
Insurance............................     1,601       1,747       2,185         (146)     (8.4)       (438)    (20.0)
Other................................    17,369      18,050      18,371         (681)     (3.8)       (321)     (1.7)
                                       --------    --------    --------     --------               -------
  Subtotal...........................   711,252     684,738     686,920       26,514       3.9      (2,182)      (.3)
Net foreclosed assets (income)
  expense............................      (281)       (553)      2,354          272     (49.2)     (2,907)   (123.5)
Check kiting loss....................                22,000                  (22,000)   (100.0)     22,000
Restructuring expense................    23,151                               23,151
                                       --------    --------    --------     --------               -------
  Total other operating expense......  $734,122    $706,185    $689,274     $ 27,937       4.0     $16,911       2.5
                                       ========    ========    ========     ========               =======

     Personnel costs, which include salaries and fringe benefits, are the largest component of operating expenses, representing more than one-half of operating costs. This expense rose by 3.8% in 1995 compared to 3.4% in 1994. Salary increases during the past two years were in the 3.5% range. Full-time equivalent staffing has declined by approximately 600 people during this period as a result of staff reductions at acquired banks. Employee benefits increased by 4.9% in 1995 and 2.2% in 1994.

     Equipment expense increased by 7.6% in 1995 compared with 2.7% in 1994. Firstar continues to invest in upgraded data processing equipment, ensuring that its data processing capabilities are up-to-date in order to provide quality service in a cost effective manner.

     Net occupancy expense increased by 9.5% in 1995, which followed a 9.2% decline in 1994. These comparisons were affected by a partial acceleration of a deferred gain on a building sale of $2.1 million in 1994 and costs associated with office closings of $2.2 million in 1993.

     FDIC insurance is an uncontrollable cost, with the premium established by the federal regulatory agency. The FDIC sets varying premium amounts based upon capitalization levels and soundness criteria. Firstar's capital strength has permitted payments at the lowest rate levels. The FDIC substantially reduced premium requirements in 1995 as seen in the 41.7% reduction in this expense. The FDIC is considering further changes to the rate structure in 1996 of both bank insured (BIF) and savings and loan insured (SAIF) deposits. Firstar has $1.1 billion of SAIF deposits acquired in acquisitions of savings institutions. These deposits may be subject to either higher insurance rates or a one-time assessment to fully fund the SAIF pool. The one-time assessment could exceed $11 million.

     The amortization of intangibles includes amounts associated with goodwill, core deposit intangibles and mortgage loan servicing rights. During 1993, additional amortization of mortgage servicing rights was taken due to the high volume of the underlying mortgage loans which were refinanced. Expense associated with the amortization of mortgage servicing rights was $1.6 million in 1995, $1.5 million in 1994 and $9.2 million in 1993. This expense fluctuates with changing interest rates and loan prepayment trends. The remaining unamortized mortgage loan servicing rights were $9.5 million at the end of 1995.

     All other operating expenses, excluding certain unusual costs in Table 4, increased by 8.9% in 1995 after declining by 2.6% in 1994. Costs incurred in 1995 related to the consolidation of subsidiary banks in Illinois, Iowa and Minnesota were a contributing factor in this year's expense increases.

     During 1995, certain merger and restructuring charges were taken in connection with four completed acquisitions. These expenses totaled $43.0 million and are detailed in Table 5.

                                    TABLE 5

                    ACQUISITION RELATED RESTRUCTURING COSTS

                                                                                   YEAR ENDED
                                                                               DECEMBER 31, 1995
                                                                             ----------------------
                                                                             (thousands of dollars)
Additional loan loss provisions...........................................          $ 13,612
Losses on sales of securities.............................................             6,263
Restructuring expenses:
  Employee severance......................................................            11,899
  Facilities and equipment................................................             4,801
  Professional fees.......................................................             2,531
  Other...................................................................             3,920
                                                                                     -------
                                                                                      23,151
                                                                                     -------
Total pre-tax costs.......................................................            43,026
Income tax benefit........................................................            15,393
                                                                                     -------
  Total...................................................................          $ 27,633
                                                                                     =======
Per common share impact...................................................          $   0.36

     Acquisition related restructuring charges totaling $23.2 million are included in other operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closings and write-off of unusable equipment, $2.5 million of professional fees and $3.9 million of other costs associated with the mergers. The restructuring charge of $23.2 million consisted of $17.3 million in anticipated cash expenditures and $5.9 million of non-cash asset write-downs. Cash payments during 1995 have reduced the restructuring accrual to approximately $6.9 million.

     A $22 million check kiting loss that was recorded in 1994 involved two affiliated commercial customers who conducted fraudulent check transactions.

     A measure of the success in managing operating expense is expressed in the ratio of expense to revenue and is referred to as the efficiency ratio. The objective is to reduce this ratio through revenue growth, cost control or a combination of both. Excluding the restructuring charges and check kiting loss, this ratio was 61.4% in 1995, 61.7% in 1994 and 63.5% in 1993.

     In January 1996, Firstar announced plans to simplify and streamline its operations with a goal to improve its efficiency and customer service. Once fully implemented by mid 1997, these improvements are expected to add $140 million in annualized pre-tax earnings and result in an efficiency ratio of 55% or less for 1997. A restructuring charge of $31 million after-tax will be taken in the first quarter of 1996 to cover costs associated with this project.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses is used to cover actual loan losses and to adjust the size of the reserve relative to the amount and quality of loans. In determining the adequacy of the reserve, management considers the financial strength of borrowers, loan collateral, current and anticipated economic conditions and other factors. The 1995 provision for loan losses was $36.8 million, compared with $23.9 million in 1994 and $29.1 million in 1993. During 1995, additional loan loss provisions of $13.6 million were taken to increase the newly acquired banks' loan loss levels to conform with Firstar's loan loss reserve policies.

INCOME TAXES

     Income tax expense was $118.4 million in 1995, compared to $112.7 million in 1994 and $106.6 million in 1993. The effective tax rate was 34.1% in 1995, 33.2% in 1994 and 31.9% in 1993. The effective tax rate rose in 1995 as compared to 1994 due to a reduction in tax-exempt municipal interest income, an increase in state tax expense and an increase in nondeductible intangible amortization expense. The effective tax rate rose in 1994 as compared to 1993 due to the benefit of the adoption of Financial Accounting Standards Statement No. 109 in 1993 and the benefit of the enacted changes in tax laws and rates in 1993.

BALANCE SHEET ANALYSIS

     Changes in the balance sheet of a financial institution reflect both the forces of the marketplace and the company's response to these conditions. Firstar's strategy in managing balance sheet growth is based upon the goals of enhancing soundness and providing a broad range of services for customers.

     Total assets at the end of 1995 reached $19.2 billion, an increase of $1.2 billion or 6.5% over a year earlier. Average total assets for 1995 were $18.2 billion, an increase of 10.1% over 1994.

     Table 6 shows the geographic distribution of Firstar's banking assets. Firstar has expanded beyond its Wisconsin base through select acquisitions. Assets outside of Wisconsin now represent 45% of consolidated assets. Firstar's acquisition activity will focus on attractive markets in the upper Midwest that will complement the existing Firstar banking network. The combination of internal growth and acquisitions provides new opportunities to build and diversify Firstar's earnings within an economically stable region.

                                    TABLE 6

                           SUBSIDIARY AVERAGE ASSETS

                                                 1995                    1994                    1993
                                         --------------------    --------------------    --------------------
                                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                         ---------    -------    ---------    -------    ---------    -------
                                                                (millions of dollars)
Bank groups:
  Wisconsin--lead bank................   $ 5,800.8      31.8%    $ 5,221.1      31.5%    $ 4,926.5      32.2%
  Wisconsin--banks....................     4,058.1      22.3       3,669.7      22.2       3,249.4      21.2
  Iowa bank...........................     2,674.5      14.7       2,554.3      15.4       2,483.5      16.2
  Minnesota bank......................     2,389.3      13.1       2,163.8      13.1       1,960.3      12.8
  Illinois bank.......................     2,834.0      15.5       2,651.8      16.0       2,447.1      16.0
  Arizona bank........................       104.6        .6          93.9        .6          87.2        .6
  Credit card bank....................       191.6       1.1
                                         ---------    -------    ---------    -------    ---------    -------
     Subtotal.........................    18,052.9      99.1      16,354.6      98.8      15,154.0      99.0
Trust and investment management
  subsidiaries........................        93.0        .5          98.2        .6          77.3        .5
Parent/other subsidiaries.............        69.5        .4          92.2        .6          77.6        .5
                                         ---------    -------    ---------    -------    ---------    -------
     Total............................   $18,215.4     100.0%    $16,545.0     100.0%    $15,308.9     100.0%
                                          ========     =====      ========     =====      ========     =====

------------
Assets have been adjusted for intercompany amounts.

     Significant acquisition activity occurred during 1995 and early 1996. Firstar completed three mergers and announced two additional transactions which will add to its existing franchises.

     The acquisition of First Colonial Bankshares Corporation, a $1.8 billion bank holding company with 30 offices in the Chicago area was completed on January 31, 1995, and gives Firstar a $2.9 billion banking franchise with 40 offices in the Chicago area market.

     In April 1995, the acquisition of Investors Bank Corp., a $1.1 billion thrift with 12 offices and a large mortgage banking business in the Minneapolis/St. Paul market was completed. This transaction, doubled both the size of Firstar's Minnesota banking operations and corporate wide mortgage banking business.

     In March 1995, the acquisition of First Moline Financial Corp. added $86 million in assets to Firstar Bank Iowa.

     On January 26, 1996, the acquisition of Harvest Financial Corp., a $353 million thrift based in Dubuque, Iowa was completed.

     Firstar announced in January 1996, an agreement to acquire American Bancorporation, Inc., headquartered in St. Paul, Minnesota. This transaction will add $1.2 billion in assets to Firstar's existing Minnesota operation, creating a banking organization with $3.6 billion in assets.

LOANS AND INVESTMENTS

     Earning assets, shown in Table 7, averaged $16.7 billion, an increase of $1.7 billion, or 11.2% over 1994. Loans, the largest category of earning assets, represented 73.7% of earning assets as compared with 74.7% in 1994. On average, loans totaled $12.3 billion, an increase of $1.1 billion or 9.6% over 1994. Excluding the effect of residential mortgage loans that were securitized and transferred to the securities portfolio in 1994, average loans grew by 12.5% in 1995. This followed an increase in average loans of 10.9% during 1994. This growth was especially strong in the Wisconsin and Minnesota market which recorded loan growth of 11% and 14%, respectively. Loan growth has moderated during the latter part of 1995 and it is expected that this trend will continue into 1996.

                                    TABLE 7
                             AVERAGE EARNING ASSETS

                                              1995                     1994                     1993
                                      --------------------     --------------------     --------------------
                                       AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                      ---------    -------     ---------    -------     ---------    -------
                                                              (millions of dollars)
Commercial and industrial..........   $ 3,054.2      18.3%     $ 2,742.1      18.3%     $ 2,463.7      17.9%
Real estate........................     2,817.9      16.9        2,591.4      17.2        2,343.7      17.0
Foreign............................        35.8        .2           29.1        .2           21.9        .2
Other..............................       930.4       5.6          880.6       5.9          808.6       5.9
                                      ---------     -----      ---------     -----      ---------     -----
     Commercial loans..............     6,838.3      41.0        6,243.2      41.6        5,637.9      41.0
Credit card........................       554.7       3.3          510.5       3.4          502.7       3.7
Real estate--mortgage..............     2,617.8      15.7        2,336.3      15.6        2,128.0      15.5
Home equity........................       859.5       5.2          692.2       4.6          608.6       4.4
Other..............................     1,421.4       8.5        1,433.7       9.5        1,233.6       9.0
                                      ---------     -----      ---------     -----      ---------     -----
     Consumer loans................     5,453.4      32.7        4,972.7      33.1        4,472.9      32.6
                                      ---------     -----      ---------     -----      ---------     -----
     Total loans...................    12,291.7      73.7       11,215.9      74.7       10,110.8      73.6
Securities held to maturity........     3,927.7      23.5        3,214.7      21.4        3,377.7      24.6
Securities available for sale......       267.6       1.6          311.9       2.1             .6
Trading securities.................        14.2        .1           22.1        .1           17.3        .1
Interest-bearing deposits with
  banks............................        15.7        .1           24.9        .2           64.8        .5
Federal funds sold and resale
  agreements.......................       173.5       1.0          219.5       1.5          165.1       1.2
                                      ---------     -----      ---------     -----      ---------     -----
     Total.........................   $16,690.4     100.0%     $15,009.0     100.0%     $13,736.3     100.0%
                                      =========     =====      =========     =====      =========     =====

     Commercial loans, which account for 56% of the loan portfolio, increased by $595 million, or 9.5% on average, to $6.8 billion during 1995. This follows the 10.7% growth seen in 1994.

     Consumer loans averaged $5.5 billion, an increase of $481 million or 9.7% over 1994. Excluding the impact of residential loans securitized in 1994, consumer loans grew at a very strong 16.3% during 1995. Consumer loan growth in 1994 was 11.2%. Increased levels of residential mortgages and home equity loans were significant factors in the 1995 growth. Residential mortgage loans have increased as Firstar has chosen to retain in its portfolio a larger portion of originated short-term and variable rate mortgages. Good growth in credit card balances was also a contributing factor.

     The securities portfolio increased by $669 million, or 19.0% on average during 1995 to a level of $4.2 billion. Approximately one half of this increase was the result of the securitization of mortgage loans and their movement to the securities portfolio. Tables 8 and 9 show the maturity range and changing mix of the securities portfolio. At year-end 1995, Firstar classified an additional $1.8 billion of securities as available for sale. While these securities are considered available for sale, it is not anticipated that any disposition of these securities will occur in the near term. The average maturity of the portfolio was just over four years as of the end of 1995, up from 3.8 years at December 31, 1994. Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, averaged $203 million during 1995, a reduction of $63 million from 1994.

                                    TABLE 8

                 MATURITY RANGE AND AVERAGE YIELD OF SECURITIES

                             DUE WITHIN                              FIVE TO TEN                               TOTAL
                              ONE YEAR        ONE TO FIVE YEARS         YEARS         AFTER TEN YEARS    DECEMBER 31, 1995
                           ---------------    -----------------    ---------------    ---------------    -----------------
                            AMOUNT    RATE      AMOUNT     RATE     AMOUNT    RATE     AMOUNT    RATE      AMOUNT     RATE
                           --------   ----    ----------   ----    --------   ----    --------   ----    ----------   ----
                                                               (thousands of dollars)
Securities held to
  maturity:
U.S. Treasury and federal
  agencies...............  $    751   5.77%   $    1,395   4.79%   $              %   $              %   $    2,146   5.12%
Mortgage backed
  obligations of federal
  agencies...............   171,774   7.21       516,788   7.37     373,826   7.31     204,070   6.81     1,266,458   7.23
State and political
  subdivisions...........   160,714   7.55       490,519   7.23     432,837   7.73      57,917   7.76     1,141,987   7.49
Corporate debt...........     3,903   7.03         9,043   8.85       2,312   7.23         332   7.19        15,590   6.83
Other....................       849   8.65                                                                      849   8.65
                           --------           ----------           --------           --------           ----------
    Total................  $337,991   7.37    $1,017,745   7.31    $808,975   7.53    $262,319   7.02    $2,427,030   7.35
                           ========           ==========           ========           ========           ==========
Securities available for
  sale:
U.S. Treasury and federal
  agencies...............  $432,128   5.12%   $  825,892   5.33%   $659,705   7.15%   $              %   $1,917,725   5.88%
Mortgage backed
  obligations of federal
  agencies...............     3,013   6.05         5,108   5.56       1,070   6.17         596   5.47         9,787   5.68
State and political
  subdivisions...........     1,232   7.55         6,044   6.94                            555   3.53         7,831   6.80
Corporate debt...........       643   8.72           553   7.84                                               1,196   8.32
Other....................    18,542   5.24                                                                   18,542   5.24
                           --------           ----------           --------           --------           ----------
    Total................  $455,558   5.14    $  837,597   5.34    $660,775   7.15    $  1,151   4.49     1,955,081   5.88
                           ========           ==========           ========           ========
Equity securities........                                                                                    92,767   6.52
                                                                                                         ----------
                                                                                                         $2,047,848   5.91
                                                                                                         ==========

------------
Rates are calculated on a taxable-equivalent basis using a tax rate of 35%. The maturity information on mortgage-backed obligations is based on anticipated payments.

                                    TABLE 9
                                   SECURITIES

                                                                         DECEMBER 31
                                              ------------------------------------------------------------------
                                                 1995          1994          1993          1992          1991
                                              ----------    ----------    ----------    ----------    ----------
                                                                    (thousands of dollars)
Securities held to maturity:
U.S Treasury and federal agencies..........   $    2,146    $1,612,188    $1,510,216    $1,282,749    $1,436,274
Mortgage backed obligations of federal
  agencies.................................    1,266,458       867,990       361,784       514,455       550,693
State and political subdivisions...........    1,141,987     1,069,755     1,036,236     1,042,376       943,773
Corporate debt.............................       15,590        79,891       108,429       276,635       307,179
Equity securities..........................                                                 26,422        16,919
Other......................................          849         1,139         1,118       136,675        92,019
                                              ----------    ----------    ----------    ----------    ----------
    Total..................................   $2,427,030    $3,630,963    $3,017,783    $3,279,312    $3,346,857
                                              ==========    ==========    ==========    ==========    ==========
Securities available for sale:
U.S Treasury and federal agencies..........   $1,917,725    $  202,435    $   79,200
Mortgage backed obligations of federal
  agencies.................................        9,787        12,060        93,427
State and political subdivisions...........        7,831         7,720        33,231
Corporate debt.............................        1,196           504         3,587
Equity securities..........................       92,767        57,621        32,122
Money market mutual funds..................       18,542        62,313       100,402
                                              ----------    ----------    ----------
    Total..................................   $2,047,848    $  342,653    $  341,969
                                              ==========    ==========    ==========

FUND SOURCES

     Average fund sources, consisting of deposits and borrowed funds, increased by $1.5 billion, or 10.4%, to $16.4 billion in 1995. Total deposits averaged $13.5 billion, an increase of $728 million, or 5.7%. Bank acquisitions accounted for about one-half of this increase in average deposits. Table 10 shows the composition of Firstar's fund sources.

                                    TABLE 10

                              AVERAGE FUND SOURCES

                                                 1995                    1994                    1993
                                         --------------------    --------------------    --------------------
                                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                         ---------    -------    ---------    -------    ---------    -------
                                                                (millions of dollars)
Transaction accounts..................   $ 4,399.0      26.8%    $ 4,481.2      30.2%    $ 4,425.6      32.2%
Savings passbook......................     1,731.3      10.6       1,854.9      12.4       1,755.1      12.8
Money market accounts.................     2,110.5      12.9       2,027.5      13.7       1,960.1      14.3
Certificates of deposit...............     4,384.0      26.7       3,882.3      26.2       3,877.1      28.3
                                         ---------    ------     ---------    ------     ---------    ------
     Total core deposits..............    12,624.8      77.0      12,245.9      82.5      12,017.9      87.6
Other time deposits...................       877.6       5.4         528.6       3.6         413.6       3.0
                                         ---------    ------     ---------    ------     ---------    ------
     Total deposits...................    13,502.4      82.4      12,774.5      86.1      12,431.5      90.6
Short-term borrowed funds.............     2,275.8      13.9       1,591.3      10.7         865.3       6.3
Long-term debt........................       610.9       3.7         477.4       3.2         421.5       3.1
                                         ---------    ------     ---------    ------     ---------    ------
     Total............................   $16,389.1     100.0%    $14,843.2     100.0%    $13,718.3     100.0%
                                         =========    ======     =========    ======     =========    ======

     Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits averaged $12.6 billion in 1995, an increase of $379 million or 3.1%. Most of this increase was attributable to bank acquisitions. Core deposits have declined from 88% of fund sources in 1993 to 77% in 1995. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth. Continued emphasis will be placed on generating core deposits through competitive pricing of deposit products.

     More reliance was placed on purchased fund sources during the last two years to support the growth in loan balances. Other time deposits, primarily certificates of deposit over $100,000, increased $349 million, to $878 million on average during 1995. Short-term borrowed funds were increased by $685 million to an average level of $2.3 billion. Long-term debt was increased by $134 million to an average level of $611 million. Continued reliance on these alternative funding sources will be necessary.

CREDIT RISK MANAGEMENT

     Since the mid-1980's, credit management has been refined through procedural and personnel changes. Emphasis on credit quality standards and diversification of risk have been key strategies. The benefits of this program are seen in the significant reductions in nonperforming assets and overall credit quality achieved during the past several years. During this period nonperforming assets as a percentage of loans and foreclosed assets have declined from 1.50% in 1991 to .77% at the end of 1995.

     Nonperforming assets consist of loans that are not accruing interest, loans with renegotiated credit terms and collateral acquired in settlement of nonperforming loans. The composition of these assets is shown in Table 11. These nonperforming assets totaled $97.9 million at December 31, 1995 and represented
 .77% of Firstar's $12.6 billion of loans and foreclosed assets. This is a $15.3 million increase from a year earlier. Nonperforming assets have gone up in part due to the application of Firstar's credit review policies to the loan portfolios of the recently acquired banks.

                                    TABLE 11

                    NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                     DECEMBER 31
                                                -----------------------------------------------------
                                                 1995       1994       1993        1992        1991
                                                -------    -------    -------    --------    --------
                                                               (thousands of dollars)
Nonaccrual loans:
  Commercial.................................   $26,239    $29,710    $24,591    $ 31,265    $ 35,683
  Commercial--real estate....................    46,959     28,993     30,963      27,379      35,443
  Consumer...................................    16,187      9,831     10,881      13,245      13,144
                                                -------    -------    -------    --------    --------
     Total nonaccrual loans..................    89,385     68,534     66,435      71,889      84,270
Renegotiated loans:
  Commercial.................................        40         71        823       1,904       2,865
  Commercial--real estate....................     1,336        674        697         741       1,418
                                                -------    -------    -------    --------    --------
     Total renegotiated loans................     1,376        745      1,520       2,645       4,283
Foreclosed assets*...........................     7,141     13,282     19,881      40,571      47,168
                                                -------    -------    -------    --------    --------
     Total nonperforming assets..............   $97,902    $82,561    $87,836    $115,105    $135,721
                                                =======    =======    =======    ========    ========
Nonperforming assets as a percentage of:
  Loans and foreclosed assets................       .77%       .69%       .81%       1.17%       1.50%
  Total assets...............................       .51        .46        .54         .74         .93
Loans past due 90 days:
  Commercial.................................   $21,039    $ 7,432    $ 7,453    $  5,445    $  7,343
  Commercial--real estate....................     9,287      3,760      4,441       6,893      10,795
  Consumer...................................    19,084     15,709     13,758      13,286      14,419
                                                -------    -------    -------    --------    --------
     Total loans past due 90 days............   $49,410    $26,901    $25,652    $ 25,624    $ 32,557
                                                =======    =======    =======    ========    ========

------------
* Nonperforming loans which were included in foreclosed assets under "in substance foreclosure" accounting rules were $10.5 million and $10.5 million at December 31, 1992 and 1991, respectively. Such "in substance foreclosed" loans were reclassified to loans in 1993.

     Commercial real estate related nonperforming assets totaled $55.4 million at the end of 1995, an increase of $12.5 million from a year earlier. These nonperforming assets represented 1.94% of their respective loan category. Firstar experienced an increase in real estate related nonperforming assets several years ago, although to a much lesser extent than many other financial institutions. These assets stood at $84.0 million at the end of 1991. As can be seen, significant progress has been made in reducing this category of nonperforming assets.

     The remaining commercial loan portfolio had a nonperforming asset ratio of .64% compared to .76% a year earlier. This is reflective of the overall consistent financial strength of Firstar's commercial borrowers.

     Nonperforming consumer loans have increased by $6.4 million to $16.2 million at the end of 1995. This represented .29% of consumer loans compared to
 .19% a year earlier. While consumer nonperforming loans remain at a very minimal level, the increase from year-to-year reflects the impact of consumers taking on increased debt burdens in the past two years.

     Loans ninety days or more past due on December 31, 1995, totaled $49.4 million, compared with $26.9 million a year earlier. These loans are on a full accrual basis and are judged by management to be collectible in full. In addition, Firstar had $20 million of loans at December 31, 1995, on which interest is accruing, but, because of existing economic conditions or circumstances of the borrower, doubt exists as to the ability of the borrower to comply with the present loan terms. While these loans are identified as requiring additional monitoring, they do not necessarily represent future nonperforming assets.

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

     The reserve for loan losses is reviewed and adjusted quarterly, subject to evaluation of economic conditions and expectations, historical experience and risk ratings of individual loans. Table 12 shows the activity affecting the reserve for loan losses for the last five years. The reserve totaled $195.3 million at the end of 1995, compared with $190.6 million a year earlier.

                                    TABLE 12

                            RESERVE FOR LOAN LOSSES

                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                              (thousands of dollars)
Balance at beginning of year..............   $190,552    $189,714    $183,251    $163,197    $145,470
Loan charge-offs:
  Commercial..............................     13,417      21,081      15,090      21,461      18,578
  Commercial--real estate.................      7,246       3,374       4,611       6,488       4,336
  Consumer................................     13,915       8,040       6,763       7,782      10,583
  Consumer--real estate...................      1,671         766       1,301       1,894       1,286
  Credit card.............................     16,614      14,248      15,073      17,852      19,219
  Foreign.................................                    219
                                             --------    --------    --------    --------    --------
     Total charge-offs....................     52,863      47,728      42,838      55,477      54,002
Loan recoveries:
  Commercial..............................      7,463       7,077       6,590       7,174       5,644
  Commercial--real estate.................      1,782       2,764       2,587       3,508         846
  Consumer................................      4,864       4,190       3,539       3,599       2,763
  Consumer--real estate...................        434         741         291         399         587
  Credit card.............................      5,423       4,380       4,121       3,557       2,761
  Foreign.................................          7         809         604         428       3,479
                                             --------    --------    --------    --------    --------
     Total recoveries.....................     19,973      19,961      17,732      18,665      16,080
                                             --------    --------    --------    --------    --------
Net loan charge-offs......................     32,890      27,767      25,106      36,812      37,922
Provision for loan losses.................     36,756      23,891      29,090      50,733      55,220
Reserves of acquired banks................        865       4,714       2,479       6,133         429
                                             --------    --------    --------    --------    --------
     Total balance at end of year.........   $195,283    $190,552    $189,714    $183,251    $163,197
                                             ========    ========    ========    ========    ========
Reserve to year-end loans.................       1.55%       1.60%       1.75%       1.87%       1.81%
Net charge-offs to average loans:
  Commercial..............................        .15%        .39%        .26%          *%          *%
  Commercial--real estate.................        .19         .02         .09           *           *
  Foreign.................................       (.02)      (2.03)      (2.76)      (2.18)     (14.36)
     Total commercial loans...............        .17         .22         .18         .33         .26
  Consumer................................        .64         .27         .26           *           *
  Consumer--real estate...................        .04                     .04           *           *
  Credit card.............................       2.02        1.93        2.18        2.74        2.90
     Total consumer loans.................        .39         .28         .34         .49         .66
     Total loans..........................        .27         .25         .25         .40         .43

------------
* Comparable data not available

     Total net charge-offs of $32.9 million represented .27% of average loans during 1995, up slightly from the .25% level of both 1994 and 1993.

     As a regional financial institution, Firstar lends to a diversified group of Midwestern borrowers and, to a much lesser degree, to national companies with Midwest operations. Net charge-offs in this commercial segment of the portfolio were $6.0 million, or .15% of average loans. This is a reduction from the $14.0 million of net charge-offs in 1994, representing .39% of loans.

     Commercial real estate loans net charge-offs were $5.5 million in 1995 or .19% of average loans. This was an increase from the unusually low levels of the prior two years. Current charge-off levels in this area are consistent with the overall charge-off level of other commercial lending areas.

     Consumer lending includes loans to individuals in communities served by Firstar's banks. These loans include both open-ended credit arrangements subject to an overall limit per customer, such as credit card and home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages. Consumer net charge-offs were $21.5 million in 1995, compared with $13.7 million in 1994 and $15.2 million in 1993. The net charge-offs of .39% in 1995 compares with .28% and .34% in 1994 and 1993, respectively. Consumer delinquency rates have increased over the past several quarters as the economic cycle progresses. Increased consumer charge-offs may continue as evidenced by the higher level of consumer nonaccrual and past due loans at December 31, 1995.

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

     Asset liquidity is generally provided by short-term investments such as interest bearing deposits with other banks, federal funds sold and repurchase agreements. These investments totaled $115 million at December 31, 1995. Securities that have been designated as available for sale were $2.0 billion at the end of 1995 and can be sold to meet liquidity needs. The remaining securities portfolio, which is held to maturity, provides liquidity through scheduled maturities and the ability to use these securities in repurchase agreements.

                                    TABLE 13

                              COMPOSITION OF LOANS

                                                                DECEMBER 31
                                   ---------------------------------------------------------------------
                                      1995           1994           1993           1992          1991
                                   -----------    -----------    -----------    ----------    ----------
                                                          (thousands of dollars)
Commercial and industrial.......   $ 3,078,148    $ 2,944,565    $ 2,641,967    $2,258,366    $2,202,680
Real estate--construction.......       387,378        329,717        262,476       290,889       318,449
Real estate--mortgage...........     2,462,010      2,472,042      2,166,390     1,962,954     1,636,346
Foreign.........................        46,387         32,395         31,269        20,546        22,077
Other...........................       992,290        931,488        894,101       939,652       982,067
                                   -----------    -----------    -----------    ----------    ----------
  Commercial loans..............     6,966,213      6,710,207      5,996,203     5,472,407     5,161,619
Credit card.....................       619,868        575,278        547,769       534,697       584,299
Real estate--mortgage...........     2,722,531      2,382,857      2,268,470     2,115,274     1,709,903
Home equity.....................       935,907        767,540        645,002       555,370       411,856
Other...........................     1,387,994      1,469,946      1,367,377     1,138,656     1,128,883
                                   -----------    -----------    -----------    ----------    ----------
  Consumer loans................     5,666,300      5,195,621      4,828,618     4,343,997     3,834,941
                                   -----------    -----------    -----------    ----------    ----------
  Total loans...................   $12,632,513    $11,905,828    $10,824,821    $9,816,404    $8,996,560
                                   ===========    ===========    ===========    ==========    ==========

                                    TABLE 14

                         MATURITY DISTRIBUTION OF LOANS

                                                                                              TOTAL
                                                DUE WITHIN    ONE TO FIVE    AFTER FIVE    DECEMBER 31,
                                                 ONE YEAR        YEARS         YEARS           1995
                                                ----------    -----------    ----------    ------------
                                                                (thousands of dollars)
Commercial...................................   $3,099,842    $ 2,918,123    $  948,248    $  6,966,213
Consumer.....................................    1,338,538      2,896,936     1,430,826       5,666,300
                                                ----------     ----------    ----------     -----------
  Total......................................   $4,438,380    $ 5,815,059    $2,379,074    $ 12,632,513
                                                ==========     ==========    ==========     ===========

------------
The maturity is based upon contractual terms and Firstar may, however, extend the maturity at prevailing rates and terms in the normal course of business.

Of the above loans due after one year, $5,752,998,000 have predetermined interest rates and $2,441,135,000 have floating or adjustable interest rates.

                                    TABLE 15

                        MATURITY RANGE OF TIME DEPOSITS

                                                                                                     TOTAL
                                   DUE WITHIN      THREE TO     SIX TO TWELVE    AFTER TWELVE     DECEMBER 31,
                                  THREE MONTHS    SIX MONTHS       MONTHS           MONTHS            1995
                                  ------------    ----------    -------------    -------------    ------------
                                                             (thousands of dollars)
Certificates of deposit of
  $100,000 or more.............     $565,224       $152,275       $ 155,287        $ 133,207       $1,005,993
Other time deposits of $100,000
  or more......................        8,424          3,794           6,708            9,688           28,614
                                    --------       --------        --------         --------       ----------
     Total.....................     $573,648       $156,069       $ 161,995        $ 142,895       $1,034,607
                                    ========       ========        ========         ========       ==========

     The requirement of liquidity is diminished by the predominance of core deposits, which account for 77% of Firstar's fund sources. Stable core deposits do not require significant amounts of liquidity to meet the net withdrawal demands of customers on a short or intermediate term basis. Other sources of liquidity are short-term borrowed funds, Federal Home Loan Bank borrowings and time deposits which totaled $3.7 billion at the end of 1995. Firstar's ability to refinance maturing amounts and, when necessary, increase this funding base is a significant factor in its liquidity management.

     Additionally, Firstar has access to capital markets through the issuance of debt or commercial paper. Long term debt was increased in 1995 with the issuance of $100 million of five year notes. Firstar also has in place a $125 million line of credit at the end of 1995 and further intends to increase this line of credit to a level of $225 million. These funds will be used to repurchase common stock, repay outstanding indebtedness and for other corporate purposes.

     The absolute level and volatility of interest rates can have a significant impact on earnings. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates. Firstar uses computer simulation modeling as its primary method of quantifying and evaluating interest rate risk. Simulation modeling is performed at least quarterly and is used to quantify the impact on net interest revenue of various assumptions about interest rate and balance sheet changes and the use of off-balance sheet derivatives and financial instruments. The use of simulation modeling also enables Firstar to develop and test alternative asset and liability management strategies. Interest rate risk and the results of the simulation modeling is reviewed quarterly by bank, regional and corporate committees who assess the interest rate risk position and approve corresponding strategies. The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and manage interest rate risk to produce an acceptable level of net interest revenue. Firstar's guideline is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. In the most recent simulation, net interest revenue was forecast for 1996 under four interest rate scenarios. First, if current rates continued unchanged with a prime rate of 8.50%, and then under most likely, high and low interest rate scenarios in which prime rate changes to 7.35%, 10.50% and 7.00% respectively, by the fourth quarter of 1996.

     Compared to 1995, under these four scenarios net interest revenue in 1996 is simulated to increase by $11 million if rates in the fourth quarter of 1995 remained throughout 1996. Under the most likely and low scenarios, net interest revenue in 1996 is simulated to increase by $17 million and $19 million, respectively, compared to 1995. Under the high scenario, net interest revenue is simulated to decline by $3 million compared to 1995.

     The simulation model is supplemented with a tool used in the banking industry for measurement of interest rate risk known as the gap analysis. This measures the difference between assets and liabilities repricing or maturing within specified time periods. The gap analysis does, however, have limitations such as not reflecting the magnitude with which assets or liabilities may reprice within a given interest rate scenario. A positive gap indicates that there are more rate sensitive assets than rate sensitive liabilities repricing within a given time frame. A positive gap would generally imply a favorable impact on net income in periods of rising rates. Conversely, a negative gap indicates a liability sensitive position. Table 16 shows Firstar's interest sensitivity under a traditional gap approach.

                                    TABLE 16

                    ASSET AND LIABILITY INTEREST SENSITIVITY

                                                                                         NON-RATE
                                    1-30     31-90     91-180    181-365     TOTAL      SENSITIVE &
                                    DAYS      DAYS      DAYS      DAYS      ONE YEAR    OVER 1 YEAR     TOTAL
                                   ------    ------    ------    -------    --------    -----------    -------
                                                              (millions of dollars)
Loans............................  $4,062    $1,105    $  614    $ 1,099     $6,880       $ 5,753      $12,633
Securities.......................     259        82       128        325        794         3,681        4,475
Interest-bearing deposits with
  banks..........................       5                                         5                          5
Short-term investments...........     120                                       120                        120
Other assets.....................                                                           2,130        2,130
Less: Reserve for loan losses....                                                            (195)        (195)
                                   ------    ------    ------     ------     ------       -------      -------
     Total assets................   4,446     1,187       742      1,424      7,799        11,369       19,168
Non-interest-bearing demand
  deposits.......................     300                                       300         3,161        3,461
Interest-bearing demand
  accounts.......................     200       200                             400         1,202        1,602
Passbooks........................     150       150                             300         1,334        1,634
Money market accounts............     605                                       605         1,730        2,335
Less than one year
  certificates...................     292       354       457        342      1,445                      1,445
Other deposits...................     649       466       537        910      2,562         1,272        3,834
Borrowed funds...................   2,043       110       143        110      2,406           631        3,037
Other liabilities................                                                             295          295
Stockholders' equity.............                                                           1,525        1,525
                                   ------    ------    ------     ------     ------       -------      -------
     Total liabilities and
       stockholders' equity......   4,239     1,280     1,137      1,362      8,018        11,150       19,168
Interest sensitive gap...........     207       (93)     (395)        62       (219)          219
Interest rate swaps..............    (122)     (164)                           (286)
                                   ------    ------    ------     ------     ------
Adjusted interest sensitive
  gap............................  $   85    $ (257)   $ (395)   $    62     $ (505)
                                   ======    ======    ======     ======     ======
Cumulative adjusted interest
  sensitive gap..................  $   85    $ (172)   $ (567)   $  (505)

     Firstar seeks to manage interest rate risk by adjusting the pricing and levels of assets and liabilities with the use of off-balance sheet derivative financial instruments. Firstar enters into interest rate swaps, caps and floors as part of this process. These derivative instruments synthetically alter the repricing characteristics of designated assets and liabilities. Firstar's off-balance sheet financial derivative portfolio has a notional amount of $1.1 billion as of December 31, 1995. Additional information on derivative financial instruments is included in Notes 17 and 18 to the Consolidated Financial Statements.

     Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $9.1 million during 1995. This compared with a contribution to net interest revenue of $1.0 million during 1994 and $5.7 million in 1993. Expressed in terms of net interest margin, the impact of the derivative portfolio reduced margin by .05% in 1995 and increased margin by .01% and .05% in 1994 and 1993, respectively.

CAPITAL

     Total stockholders' equity was $1.5 billion at the end of 1995. Stockholders' equity was 7.95% of total assets at the end of 1995 compared to 8.41% a year earlier. During the last half of 1995, Firstar initiated a stock repurchase program which resulted in the purchase of 3,883,000 shares of stock at a total cost of $147 million. Of this amount, 1,750,000 shares were retired and the remaining shares were held as treasury stock to be used for purchase business acquisitions and stock options plans. Firstar also intends to repurchase additional shares in 1996 for reissuance in the acquisition of American Bancorporation Inc. The goal of this program was to realign Firstar's capital position to better match longer term capital needs while maintaining sound capital levels and enhancing the return on equity.

     Dividends paid to common stockholders totaled $99.8 million, or $1.32 per share, a 14% increase over 1994. This represented a 44% payout of net income for 1995. It is Firstar's target to maintain a dividend payout level approximately equal to the median of its peer group which approximates 35%.

     Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. Capital is measured by two risk-based ratios: Tier I capital and total capital, which includes Tier II capital. The rules require that companies have minimum ratios of 4% and 8% for Tier I and total capital, respectively. As of December 31, 1995, Firstar had Tier I capital of 10.36% and total capital of 12.45%, significantly exceeding regulatory minimum standards. The components of these capital levels are shown in Table 17.

                                    TABLE 17

                         CAPITAL COMPONENTS AND RATIOS

                                                                      DECEMBER 31
                                                     ---------------------------------------------
                                                        1995             1994             1993
                                                     -----------      -----------      -----------
                                                                (thousands of dollars)
Risk-based capital:
  Stockholders' equity............................   $ 1,524,820      $ 1,512,685      $ 1,359,314
  Adjustment for unrealized (gains) losses on
     securities available for sale................       (34,127)           1,054           (1,100)
  Minority interest in subsidiaries...............         3,171            2,920            2,214
  Less goodwill...................................      (107,298)        (107,967)         (98,527)
                                                     -----------      -----------      -----------
     Total tier I capital.........................     1,386,566        1,408,692        1,261,901
  Allowable reserve for loan losses...............       167,564          156,426          144,187
  Allowable long-term debt........................       111,336           79,705          107,051
                                                     -----------      -----------      -----------
     Total tier II capital........................       278,900          236,131          251,238
                                                     -----------      -----------      -----------
     Total capital................................   $ 1,665,466      $ 1,644,823      $ 1,513,139
                                                     ===========      ===========      ===========
Risk-adjusted assets..............................   $13,377,391      $12,479,987      $11,489,435
Tier I capital to risk-adjusted assets............         10.36%           11.29%           10.98%
Total capital to risk-adjusted assets.............         12.45            13.18            13.17
Tier I leverage ratio.............................          7.52             8.15             8.05

     Additionally, a Tier I leverage ratio is also used by bank regulators as another measure of capital strength. This ratio compares Tier I capital to total reported assets reduced by goodwill. The regulatory minimum level of this ratio is 3%, and it acts as a constraint on the degree to which a company can leverage its equity base. Firstar's Tier I leverage ratio was 7.52% at December 31, 1995.

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

NEW ACCOUNTING RULES

     The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective in 1996. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Firstar does not expect that the adoption of this statement will have any significant impact on the results of operations.

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation", which is effective in 1996. The statement requires that a fair value based method be used to value employee compensation plans that include stock based awards. The statement permits a company to either recognize compensation expense under SFAS No. 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro-forma impact of adoption. Firstar will not be adopting SFAS No. 123 for purposes of calculating stock based compensation expense. The effect of adopting this statement would not be material to Firstar's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31              AVERAGE BALANCES
                                              -------------------------   -------------------------
                                                 1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
                                                             (thousands of dollars)
ASSETS
Cash and due from banks.....................  $ 1,310,746   $ 1,092,114   $   895,767   $   954,489
Interest-bearing deposits with banks........        5,467        33,532        15,668        24,843
Federal funds sold and resale agreements....      109,945       351,304       173,541       219,521
Trading securities..........................       10,029        29,050        14,243        22,123
Securities held to maturity (market value
  $2,492,346 and $3,518,672 on December 31,
  1995 and 1994)............................    2,427,030     3,630,963     3,927,678     3,214,674
Securities available for sale...............    2,047,848       342,653       267,579       311,940
Loans.......................................   12,632,513    11,905,828    12,291,674    11,215,862
Reserve for loan losses.....................     (195,283)     (190,552)     (197,181)     (191,441)
                                              -----------   -----------   -----------   -----------
     Loans-net..............................   12,437,230    11,715,276    12,094,493    11,024,421
Bank premises and equipment.................      349,233       335,078       342,580       312,031
Customer acceptance liability...............       16,060        13,466        23,447        20,162
Other assets................................      454,712       450,770       460,404       440,831
                                              -----------   -----------   -----------   -----------
     Total assets...........................  $19,168,300   $17,994,206   $18,215,400   $16,545,035
                                              ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand....................................  $ 3,461,462   $ 3,113,103   $ 2,827,623   $ 2,837,257
  Interest-bearing demand...................    1,602,350     1,714,368     1,571,378     1,643,922
  Money market accounts.....................    2,335,429     2,086,665     2,110,503     2,027,485
  Savings passbook..........................    1,634,430     1,822,836     1,731,344     1,854,944
  Certificates of deposit...................    5,277,975     4,672,243     5,261,589     4,410,873
                                              -----------   -----------   -----------   -----------
     Total deposits.........................   14,311,646    13,409,215    13,502,437    12,774,481
Short-term borrowed funds...................    2,303,159     2,196,478     2,275,739     1,591,305
Long-term debt..............................      734,021       573,545       610,889       477,405
Bank acceptances outstanding................       16,060        13,466        23,447        20,162
Other liabilities...........................      278,594       288,817       277,495       247,936
                                              -----------   -----------   -----------   -----------
     Total liabilities......................   17,643,480    16,481,521    16,690,007    15,111,289
Stockholders' equity:
  Preferred stock...........................       15,344        26,979        20,572        27,669
  Common stock..............................       94,266        96,465        96,090        94,911
     Issued: 1995, 75,413,098 shares........
             1994, 77,171,835 shares........
  Capital surplus...........................      147,502       230,453       210,947       215,828
  Retained earnings.........................    1,298,857     1,172,062     1,223,846     1,105,174
  Treasury stock, at cost...................      (64,834)      (10,669)      (26,195)       (7,719)
     Held: 1995, 2,186,834 shares...........
           1994, 792,303 shares.............
  Restricted stock..........................         (442)       (1,551)         (875)       (1,652)
  Unrealized gains (losses) on securities
     available for sale.....................       34,127        (1,054)        1,008          (465)
                                              -----------   -----------   -----------   -----------
     Total stockholders' equity.............    1,524,820     1,512,685     1,525,393     1,433,746
                                              -----------   -----------   -----------   -----------
     Total liabilities and stockholders'
       equity...............................  $19,168,300   $17,994,206   $18,215,400   $16,545,035
                                              ===========   ===========   ===========   ===========

------------
The average balances are not covered by the Independent Auditors' Report.

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31
                                                            --------------------------------------
                                                               1995          1994          1993
                                                            ----------    ----------    ----------
                                                              (thousands of dollars, except per
                                                                         share data)
INTEREST REVENUE
Loans....................................................   $1,081,685    $  914,311    $  824,082
Securities:
  Taxable................................................      200,465       142,029       144,460
  Nontaxable.............................................       53,329        51,251        50,931
                                                            ----------    ----------    ----------
     Total securities....................................      253,794       193,280       195,391
Interest-bearing deposits with banks.....................          967         1,297         2,677
Federal funds sold and resale agreements.................       10,534         9,645         5,119
Trading securities.......................................          806         1,211           785
                                                            ----------    ----------    ----------
     Total interest revenue..............................    1,347,786     1,119,744     1,028,054
INTEREST EXPENSE
Deposits:
  Interest-bearing demand................................       23,831        21,065        29,366
  Money market accounts..................................       85,231        57,274        49,583
  Savings passbook.......................................       44,509        43,887        45,330
  Certificates of deposit................................      291,135       199,743       191,579
                                                            ----------    ----------    ----------
     Total deposits......................................      444,706       321,969       315,858
Short-term borrowed funds................................      133,151        67,622        25,189
Long-term debt...........................................       43,982        31,315        27,068
                                                            ----------    ----------    ----------
     Total interest expense..............................      621,839       420,906       368,115
                                                            ----------    ----------    ----------
NET INTEREST REVENUE.....................................      725,947       698,838       659,939
Provision for loan losses................................       36,756        23,891        29,090
                                                            ----------    ----------    ----------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION...........      689,191       674,947       630,849
OTHER OPERATING REVENUE
Trust and investment management fees.....................      132,377       120,349       112,521
Service charges on deposit accounts......................       80,891        81,980        83,060
Credit card service revenue..............................       62,990        56,265        53,728
Mortgage banking revenue.................................       38,479        35,479        57,877
Data processing fees.....................................       17,924        20,263        21,431
Securities (losses) gains................................       (5,730)       (3,583)          420
Other revenue............................................       65,266        59,866        63,881
                                                            ----------    ----------    ----------
     Total other operating revenue.......................      392,197       370,619       392,918
OTHER OPERATING EXPENSE
Salaries.................................................      323,163       312,120       301,171
Employee benefits........................................       72,198        68,841        67,343
Equipment expense........................................       58,700        54,556        53,123
Net occupancy expense....................................       57,992        52,984        58,328
Net foreclosed assets (income) expense...................         (281)         (553)        2,354
Other expense............................................      222,350       218,237       206,955
                                                            ----------    ----------    ----------
     Total other operating expense.......................      734,122       706,185       689,274
                                                            ----------    ----------    ----------
INCOME BEFORE INCOME TAXES...............................      347,266       339,381       334,493
Provision for income taxes...............................      118,353       112,708       106,555
                                                            ----------    ----------    ----------
NET INCOME...............................................   $  228,913    $  226,673    $  227,938
                                                            ==========    ==========    ==========
Net income applicable to common stock....................   $  227,392    $  224,450    $  221,932
PER COMMON SHARE
Net income...............................................   $     3.00    $     2.98    $     2.99
Dividends................................................         1.32          1.16          1.00

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       NET
                                                                                    UNREALIZED
                                          PREFERRED  COMMON   CAPITAL    RETAINED     GAIN/     RESTRICTED  TREASURY
                                            STOCK     STOCK   SURPLUS    EARNINGS     (LOSS)      STOCK      STOCK       TOTAL
                                          ---------  -------  --------  ----------  ----------  ----------  --------   ----------
                                                               (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31, 1992.............  $81,849   $91,022  $188,027  $  881,364   $      0    $  (450)   $ (4,888)  $1,236,924
Net income...............................                                  227,938                                        227,938
Cash dividends:
  Preferred stock, series B ($7.4419 per
    share)...............................                                   (3,720)                                        (3,720)
  Common stock ($1.00 per share).........                                  (63,733)                                       (63,733)
  Pooled affiliates......................                                   (9,177)                                        (9,177)
Redemption of 500,000 shares of preferred
  stock..................................  (49,005)                         (2,495)                                       (51,500)
Redemption of 68,907 shares of preferred
  stock of pooled affiliate..............   (3,928)               (345)                                                    (4,273)
Issued 1,123,803 shares of common stock
  for bank acquisitions..................             1,273     12,234                                         3,098       16,605
Issued 104,978 shares of common stock for
  employee benefit plans.................               130      1,920                                            31        2,081
Issued 502,959 shares of common stock for
  other purposes.........................               628      3,858                                                      4,486
Pooled affiliates 211,328 shares of net
  common stock activity..................               264      3,239                                                      3,503
Purchased 41,135 shares of treasury
  stock..................................                                                                     (1,275)      (1,275)
Granted 30,235 shares of restricted
  stock..................................                38        892                              (930)                       0
Amortization of restricted stock.........                                                            271                      271
Pooled affiliate amortization/adjustment
  of restricted stock....................                          310                              (226)                      84
Pooled affiliate stock split 721,231
  shares issued..........................               901       (901)                                                         0
Pooled affiliate implementation of change
  in accounting for unrealized gains on
  securities available for sale..........                                               1,100                               1,100
                                           -------   -------  --------  ----------    -------    -------    --------   ----------
BALANCE AT DECEMBER 31, 1993.............   28,916   94,256    209,234   1,030,177      1,100     (1,335)     (3,034)   1,359,314
Net income...............................                                  226,673                                        226,673
Cash dividends:
  Common stock ($1.16 per share).........                                  (75,081)                                       (75,081)
  Pooled affiliates......................                                   (9,707)                                        (9,707)
Pooled affiliate converted 8,975 shares
  of preference stock into 89,591 shares
  of common stock........................   (1,937)     112      1,825                                                          0
Issued 1,801,541 shares of common stock
  for bank acquisitions..................             2,078     22,735                                         4,551       29,364
Issued 85,384 shares of common stock for
  employee benefit plans.................               105      1,563                                            36        1,704
Pooled affiliates (92,643) shares of net
  common stock activity..................              (116 )   (5,494)                                                    (5,610)
Purchased 374,308 shares of treasury
  stock..................................                                                                    (12,222)     (12,222)
Unrealized losses on securities available
  for sale...............................                                                (988)                               (988)
Pooled affiliate change in unrealized
  loss on securities available for
  sale...................................                                              (1,166)                             (1,166)
Pooled affiliate granted 24,293 shares of
  restricted stock.......................                30        533                              (563)                       0
Amortization/adjustment of restricted
  stock..................................                         (113)                              224                      111
Pooled affiliate amortization/adjustment
  of restricted stock....................                          170                               123                      293
                                           -------   -------  --------  ----------    -------    -------    --------   ----------
BALANCE AT DECEMBER 31, 1994.............   26,979   96,465    230,453   1,172,062     (1,054)    (1,551)    (10,669)   1,512,685
Net income...............................                                  228,913                                        228,913
Cash dividends:
  Preferred stock, series D ($35.00 per
    share)...............................                                   (1,247)                                        (1,247)
  Preferred stock ($.90 per share).......                                     (274)                                          (274)
  Common stock ($1.32 per share).........                                  (99,838)                                       (99,838)
Converted 8,087 shares of preferred stock
  into 173,537 shares of common stock....   (4,044)      80       (123)                                        4,087            0
Redemption of 303,640 shares of preferred
  stock..................................   (7,591)                           (759)                                        (8,350)
Retired 2,625,699 shares of common
  stock..................................            (3,283 )  (90,670)                                                   (93,953)
Issued 313,650 shares of common stock for
  bank acquisitions......................                        1,207                                         8,069        9,276
Issued 889,940 shares of common stock for
  employee benefit plans.................               689      5,057                                        12,509       18,255
Issued 251,902 shares of common stock for
  note conversion........................               315      1,185                                                      1,500
Purchased 2,156,598 shares of treasury
  stock..................................                                                                    (78,830)     (78,830)
Unrealized gains on securities available
  for sale...............................                                              35,181                              35,181
Amortization/adjustment of restricted
  stock..................................                          393                             1,109                    1,502
                                           -------   -------  --------  ----------    -------    -------    --------   ----------
BALANCE AT DECEMBER 31, 1995.............  $15,344   $94,266  $147,502  $1,298,857   $ 34,127    $  (442)   $(64,834)  $1,524,820
                                           =======   =======  ========  ==========    =======    =======    ========   ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                  (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................   $   228,913    $   226,673    $   227,938
Adjustments:
  Provision for loan losses...........................        36,756         23,891         29,090
  Depreciation, amortization and accretion............        50,520         44,211         46,873
  Net decrease (increase) in trading securities.......        19,021        (16,559)         8,382
  Net (increase) decrease in loans held for resale....      (278,563)       275,326        (72,055)
  Loss (gain) on securities and other assets..........         3,866         (9,164)       (12,964)
  Deferred income taxes...............................        35,378            558         (9,531)
  (Increase) decrease in other assets.................       (29,392)        31,910          5,484
  (Decrease) increase in other liabilities............        (3,983)        30,045         24,818
  Other net...........................................         3,044         (5,827)        (1,437)
                                                         -----------    -----------    -----------
     Net cash provided by operating activities........        65,560        601,064        246,598
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold and
  resale agreements...................................       241,359        (58,072)       (40,291)
Net decrease (increase) in interest-bearing deposits
  with banks..........................................        28,065        (25,166)       208,815
Sales of securities held to maturity..................        17,541                        10,753
Sales of securities available for sale................       270,984        131,801
Maturities of securities held to maturity.............       666,169      1,066,192      1,866,343
Maturities of securities available for sale...........       156,018
Purchases of securities held to maturity..............    (1,410,008)    (1,662,474)    (1,901,786)
Purchases of securities available for sale............       (90,936)        (6,539)
Net increase in loans.................................      (521,197)    (1,070,168)      (804,646)
Net cash from acquisitions............................           294         25,884         11,695
Proceeds from sales of foreclosed assets..............        12,074         18,243         20,623
Purchases of bank premises and equipment..............       (55,369)       (58,735)       (43,235)
Proceeds from sales of bank premises and equipment....         4,638          1,125            458
                                                         -----------    -----------    -----------
     Net cash used in investing activities............      (680,368)    (1,637,909)      (671,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits...................       828,503       (247,949)       179,769
Net increase in short-term borrowed funds.............       103,908      1,094,553        371,760
Repayment of long-term debt...........................       (25,127)       (31,706)       (39,442)
Proceeds from long-term debt..........................       186,760         43,690          3,263
Cash dividends........................................      (101,359)       (84,788)       (76,630)
Preferred stock redemption............................        (8,350)                      (55,773)
Common stock transactions.............................      (150,895)       (17,999)         3,641
                                                         -----------    -----------    -----------
     Net cash provided by financing activities........       833,440        755,801        386,588
                                                         -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS....       218,632       (281,044)       (38,085)
Cash and due from banks at beginning of year..........     1,092,114      1,373,158      1,411,243
                                                         -----------    -----------    -----------
Cash and due from banks at end of year................   $ 1,310,746    $ 1,092,114    $ 1,373,158
                                                         ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest............................................   $   600,006    $   407,182    $   373,314
  Income taxes........................................       116,443        113,463        121,207
Transfers to foreclosed assets from loans.............         9,166         10,708          9,326
Acquisitions:
  Assets acquired.....................................        85,762        610,541        218,592
  Cash paid for purchase of stock.....................   $              $   (29,101)   $
  Cash acquired.......................................           294         54,985         11,695
                                                         -----------    -----------    -----------
     Net cash from acquisitions.......................   $       294    $    25,884    $    11,695
                                                         ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business--Firstar Corporation is a registered bank holding company providing financial services through 244 locations in Wisconsin, Illinois, Minnesota, Iowa and Arizona. These banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; providing trust and investment management services to individuals and corporate customers; providing correspondent banking services to other financial institutions; conducting mortgage banking activities; providing international banking services; conducting retail brokerage operations; providing mutual fund custody services; and other related banking activities.

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

     The business of banking is highly regulated, and there are various requirements and restrictions in the laws of the United States and the states in which the subsidiary banks operate including the requirement to maintain reserves against deposits and adequate capital to support their operations, restrictions on the nature and amount of loans which may be made by the banks, restrictions relating to investment, branching and other activities of the banks.

     Principles of presentation--The consolidated financial statements include the accounts of Firstar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Financial statements have been restated to include companies acquired under pooling of interests when material. Certain prior year amounts have been reclassified to conform to current year classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Reserve for loan losses--The reserve for loan losses is maintained at a level adequate to provide for potential loan losses through charges to operating expense. The reserve is based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of problem situations which may affect the borrowers' ability to repay and evaluation of current economic conditions. With respect to loans which are deemed impaired, the calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Firstar considers all nonaccrual and restructured commercial loans to be impaired. Loan losses are recognized through charges to the reserve. Installment and credit card loan losses are charged to the reserve based upon fixed delinquency periods. All other loans are evaluated individually and charged to the reserve to the extent that outstanding principal balances are deemed uncollectible. Any subsequent recoveries are added to the reserve.

     Foreclosed assets--Foreclosed assets, the balance of which is included in other assets, includes primarily properties acquired through loan foreclosure proceedings or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the carrying value of the related loans or the fair market value of the foreclosed asset acquired less the estimated costs to sell the foreclosed asset. Initial valuation adjustments, if any, are charged against the reserve for loan losses. Subsequent reevaluations of the properties, which indicate reduced value, are recognized through charges to operating expense. Revenues and expenditures related to holding and operating these properties are included in other operating expense.

     Bank premises and equipment--Bank premises and equipment are stated at cost less depreciation, which has been accumulated on the straight-line basis.

     Intangible assets--Intangible assets attributable to the value of core deposits and goodwill acquired are included in other assets and are amortized over fifteen to twenty-five years, on a straight-line basis. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Firstar periodically evaluates the carrying value and remaining amortization periods of intangible assets for impairment. Adjustments are recorded when the benefit of the intangible asset decreases due to disposition of branches or deposits with regard to goodwill and core deposit premium. The evaluation of mortgage servicing rights takes into consideration certain risk characteristics including loan type, note rate, prepayment trends and external market factors.

     Income taxes--Firstar and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Derivative and other financial instruments--Firstar uses interest rate swaps, caps and floors to manage its interest rate risks arising from recorded financial assets and liabilities. These instruments are accounted for on an accrual basis when the instrument can be demonstrated to effectively change the cash flows of a designated asset or liability and such asset or liability exposes Firstar to interest rate risk.

     Amounts to be paid or received under interest rate swaps, caps and floors are recognized as interest income or expense of the related asset or liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to yield on the related asset or liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related asset or liability is sold or otherwise liquidated, the instrument is marked to market, with resultant gains and losses recognized in income. Interest rate swaps, caps and floors that do not meet this criteria are carried at market value with changes therein recognized in income. Fees paid or received in connection with caps and floors are deferred and amortized to income or expense over the life of the instrument.

     Interest rate swaps, caps and floors entered into as an intermediary are accounted for at market value. Realized gains and losses and changes in market value are recognized in other operating income.

     Cash and cash equivalents--For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include the balance sheet caption cash and due from banks.

     Income per common share--Net income per common share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to common stock splits and the amortization of restricted stock. The weighted average shares were 75,716,000 in 1995, 75,195,000 in 1994 and 74,131,000 in 1993. For calculation purposes, earnings are reduced by preferred stock dividends. Common stock equivalents are not significant in any year presented.

NOTE 2. MERGERS AND ACQUISITIONS

     The following table summarizes completed acquisitions:

                                            TOTAL                                            METHOD OF
           NAME OF INSTITUTION              ASSETS    ACQUISITION DATE     CONSIDERATION     ACCOUNTING
-----------------------------------------   ------    ----------------    ---------------    ----------
                                                               (millions of dollars)
1995:
  Investors Bank Corp.
     Wayzata, MN.........................   $1,134    April 1995          3,006,923          Pooling of
                                                                          shares             interests
                                                                          of common stock
  First Moline Financial Corp.
     Moline, IL..........................       86    March 1995          313,650 shares     Purchase
                                                                          of common stock
  First Colonial Bankshares Corporation
     Chicago, IL.........................    1,780    January 1995        7,700,767          Pooling of
                                                                          shares             interests
                                                                          of common stock
                                            ------
                                            $3,000
                                            ======
1994:
  First Southeast Banking Corp.
     Lake Geneva, WI.....................   $  423    October 1994        1,801,577          Pooling of
                                                                          shares             interests
                                                                          of common stock
                                            ------
                                            $  423
                                            ======
1993:
  Bank of Athens
     Athens, WI..........................   $  102    August 1993         447,655 shares     Pooling of
                                                                          of common stock    interests
  Deerfield State Bank
     Deerfield, IL.......................      120    February 1993       676,317 shares     Pooling of
                                                                          of common stock    interests
                                            ------
                                            $  222
                                            ======

     On January 26, 1996, Firstar completed its acquisition of Harvest Financial Corp., the holding company for Harvest Savings Bank F.S.B., a $353 million thrift based in Dubuque, IA. The total number of shares of Firstar common stock issued was 887,204 shares. Firstar Corporation will account for the transaction as a purchase.

     In January 1996, Firstar announced an acquisition agreement with American Bancorporation, Inc., a $1.2 billion bank holding company in St. Paul, MN. The transaction will be accounted for as a purchase with the payment of cash and stock valued at $220 million.

NOTE 3. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are summarized as follows:

                                                                        DECEMBER 31
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (thousands of dollars)
Goodwill..................................................   $107,298     $107,967     $ 98,527
Core deposit intangibles..................................     15,161       17,538       20,519
Mortgage servicing rights.................................      9,538        7,238        6,810
                                                             --------     --------     --------
  Total...................................................   $131,997     $132,743     $125,856
                                                             ========     ========     ========
Amortization of intangibles during year...................   $ 12,709     $ 11,746     $ 18,738

     Firstar adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" as of January 1, 1995. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights are purchased or related to loans originated by the company. The fair value of capitalized mortgage servicing rights was $12.7 million on December 31, 1995. Changes in capitalized mortgage servicing rights is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (thousands of dollars)
Balance--beginning of year................................   $  7,238     $  6,810     $ 14,083
Originated servicing rights capitalized...................      6,308
Purchased servicing rights capitalized....................        788        2,447        1,032
Excess servicing rights capitalized.......................                   1,082        2,289
Amortization of servicing rights..........................     (1,641)      (1,455)      (9,249)
Sales of servicing rights.................................     (3,155)      (1,646)      (1,345)
Allowance for impairment..................................
                                                             --------     --------     --------
Balance--end of year......................................   $  9,538     $  7,238     $  6,810
                                                             ========     ========     ========

NOTE 4. SECURITIES

     The amortized cost and approximate market values of securities are as follows:

                                                                    DECEMBER 31, 1995
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies............   $    2,146     $      5     $       (5)   $    2,146
  Mortgage backed obligations of federal
     agencies...................................    1,266,458       46,694           (192)    1,312,960
  State and political subdivisions..............    1,141,987       21,988         (3,223)    1,160,752
  Corporate debt................................       15,590           85            (36)       15,639
  Other.........................................          849                                       849
                                                   ----------      -------      ---------    ----------
     Total......................................   $2,427,030     $ 68,772     $   (3,456)   $2,492,346
                                                   ==========      =======      =========    ==========
Securities available for sale:
  U.S. Treasury and federal agencies............   $1,862,825     $ 59,043     $   (4,143)   $1,917,725
  Mortgage backed obligations of federal
     agencies...................................        9,891          131           (235)        9,787
  State and political subdivisions..............        7,796           80            (45)        7,831
  Corporate debt................................        1,186           11             (1)        1,196
  Equity securities.............................       92,767                                    92,767
  Money market mutual funds.....................       18,542                                    18,542
                                                   ----------      -------      ---------    ----------
     Total......................................   $1,993,007     $ 59,265     $   (4,424)   $2,047,848
                                                   ==========      =======      =========    ==========

                                                                    DECEMBER 31, 1994
                                                   ----------------------------------------------------
                                                   AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                      COST         GAINS         LOSSES        VALUE
                                                   ----------    ----------    ----------    ----------
                                                                  (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies............   $1,612,188     $  1,001     $  (65,163)   $1,548,026
  Mortgage backed obligations of federal
     agencies...................................      867,990        1,889        (31,865)      838,014
  State and political subdivisions..............    1,069,755        6,913        (23,715)    1,052,953
  Corporate debt................................       79,891          103         (1,454)       78,540
  Other.........................................        1,139                                     1,139
                                                   ----------      -------      ---------    ----------
     Total......................................   $3,630,963     $  9,906     $ (122,197)   $3,518,672
                                                   ==========      =======      =========    ==========
Securities available for sale:
  U.S. Treasury and federal agencies............   $  203,470     $     10     $   (1,045)   $  202,435
  Mortgage backed obligations of federal
     agencies...................................       12,672          103           (715)       12,060
  State and political subdivisions..............        7,754           59            (93)        7,720
  Corporate debt................................          504                                       504
  Equity securities.............................       57,621                                    57,621
  Money market mutual funds.....................       62,313                                    62,313
                                                   ----------      -------      ---------    ----------
     Total......................................   $  344,334     $    172     $   (1,853)   $  342,653
                                                   ==========      =======      =========    ==========

     Securities with an amortized cost of $1,786,351,000 were transferred into available for sale from held to maturity on December 31, 1995. This was done in accordance with Financial Accounting Standards Board implementation guidance which permitted a one-time reassessment of securities classification under SFAS No. 115.

     The amortized cost and approximate market value of securities at December 31, 1995, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                        SECURITIES                  SECURITIES
                                                     HELD TO MATURITY           AVAILABLE FOR SALE
                                                 ------------------------    ------------------------
                                                 AMORTIZED       MARKET      AMORTIZED       MARKET
                                                    COST         VALUE          COST         VALUE
                                                 ----------    ----------    ----------    ----------
                                                                (thousands of dollars)
Due in one year or less.......................   $  337,991    $  345,358    $  455,899    $  455,558
Due after one year through five years.........    1,017,745     1,044,212       831,973       837,597
Due after five years through ten years........      808,975       834,417       611,228       660,775
Due after 10 years............................      262,319       268,359         1,140         1,151
                                                 ----------    ----------    ----------    ----------
                                                 $2,427,030    $2,492,346     1,900,240     1,955,081
                                                 ==========    ==========
Equity securities.............................                                   92,767        92,767
                                                                             ----------    ----------
     Total....................................                               $1,993,007    $2,047,848
                                                                             ==========    ==========

     Gross gains of $487,000, $718,000 and $476,000 and gross losses of $6,217,000, $4,301,000 and $56,000 were realized on securities sales in 1995, 1994 and 1993, respectively.

     The amortized cost of securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $1,823,494,000 at December 31, 1995 and $947,461,000 at December 31, 1994.

NOTE 5. LOANS

     The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $18,443,000 and $24,116,000 at December 31, 1995 and 1994, respectively.
Commercial loans pledged to secure public deposits were $150,657,000 on December 31, 1995 and $5,526,000 on December 31, 1994. Firstar serviced $3,267 million, $3,871 million and $3,514 million of mortgage loans for other investors as of December 31, 1995, 1994 and 1993, respectively. Residential mortgage loans held for resale were $144,682,000 and $39,296,000 on December 31, 1995 and 1994,
respectively.

                                                                             DECEMBER 31
                                                                      --------------------------
                                                                         1995           1994
                                                                      -----------    -----------
                                                                        (thousands of dollars)
Commercial and industrial..........................................   $ 3,078,148    $ 2,944,565
Real estate--construction..........................................       387,378        329,717
Real estate--mortgage..............................................     2,462,010      2,472,042
Foreign............................................................        46,387         32,395
Other..............................................................       992,290        931,488
                                                                      -----------    -----------
  Commercial.......................................................     6,966,213      6,710,207
Credit card........................................................       619,868        575,278
Real estate--mortgage..............................................     2,722,531      2,382,857
Home equity........................................................       935,907        767,540
Other..............................................................     1,387,994      1,469,946
                                                                      -----------    -----------
  Consumer.........................................................     5,666,300      5,195,621
                                                                      -----------    -----------
     Total.........................................................   $12,632,513    $11,905,828
                                                                      ===========    ===========

     Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below.

                                                                        DECEMBER 31
                                                           --------------------------------------
                                                             1995           1994           1993
                                                           --------       --------       --------
                                                                   (thousands of dollars)
Commercial..............................................   $ 74,574       $ 59,448       $ 57,074
Consumer................................................     16,187          9,831         10,880
                                                            -------        -------        -------
     Total..............................................   $ 90,761       $ 69,279       $ 67,954
                                                            =======        =======        =======

     The effect of nonperforming loans on interest revenue was as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                           --------------------------------------
                                                             1995           1994           1993
                                                           --------       --------       --------
                                                                   (thousands of dollars)
Interest at original contract rate......................   $  8,348       $  8,229       $  7,949
Interest collected......................................      3,768          3,844          2,919
                                                            -------        -------        -------
     Net reduction of interest revenue..................   $  4,580       $  4,385       $  5,030
                                                            =======        =======        =======

     Certain executive officers, directors, shareholders, and their associates of Firstar and significant subsidiaries are loan customers of the banking subsidiaries. Loans outstanding to such parties were $98.2 million on December 31, 1995 and $85.5 million on December 31, 1994. During 1995 new loans of $15.8 million were made and loan payments of $3.2 million were received. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other persons.

NOTE 6. RESERVE FOR LOAN LOSSES

     An analysis of the reserve for loan losses is as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                           --------------------------------------
                                                             1995           1994           1993
                                                           --------       --------       --------
                                                                   (thousands of dollars)
Balance at beginning of year............................   $190,552       $189,714       $183,251
Provision for loan losses...............................     36,756         23,891         29,090
Loan recoveries.........................................     19,973         19,961         17,732
Loan charge-offs........................................    (52,863)       (47,728)       (42,838)
Reserves of acquired banks..............................        865          4,714          2,479
                                                           --------       --------       --------
Balance at end of year..................................   $195,283       $190,552       $189,714
                                                           ========       ========       ========
Charge-offs, net of recoveries, as a percentage of
  average loans.........................................        .27%           .25%           .25%
Reserve as a percentage of year-end loans...............       1.55           1.60           1.75

     In 1995, Firstar adopted the Financial Accounting Standards Board Statement Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan". The Statement established procedures for determining the appropriate reserve for loan losses for loans deemed impaired. These impaired loans total $74.6 million on December 31, 1995. Of this amount, loans with a carrying value of $43.9 million had associated impairment reserves of $9.0 million. The remaining impaired loans were not subject to reserve allocations under SFAS No. 114 because the net realizable value of the loans exceeded the carrying value. During 1995 the average balances of impaired loans were $68.4 million and $3.2 million of interest income was recorded on a cash basis.

NOTE 7. BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                       (thousands of dollars)
Land..............................................................   $   43,076      $   43,655
Bank premises.....................................................      332,142         318,216
Equipment.........................................................      285,605         274,274
                                                                       --------        --------
  Subtotal........................................................      660,823         636,145
Accumulated depreciation..........................................     (311,590)       (301,067)
                                                                       --------        --------
  Total...........................................................   $  349,233      $  335,078
                                                                       ========        ========

     Depreciation charged to other operating expense amounted to $42,684,000, $40,003,000 and $39,721,000 in 1995, 1994 and 1993, respectively. Rental expense for bank premises and equipment amounted to $34,057,000, $35,804,000 and $35,648,000 in 1995, 1994 and 1993, respectively. Contingent rentals and sublease rental income amounts were not significant.

     Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which is being amortized through 1997, at which time the related leaseback expires. This amortization was $6,240,000 in 1995, $9,029,000 in 1994 and $6,312,000 in 1993.

     Firstar and its subsidiaries are obligated under noncancelable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2034. The minimum rental commitments under noncancelable leases for the next five years are shown below:

                                                                       PERIOD          AMOUNT
                                                                     ----------      ----------
                                                                       (thousands of dollars)
Bank premises and equipment.......................................      1996         $   23,198
                                                                        1997             22,953
                                                                        1998             21,096
                                                                        1999             20,033
                                                                        2000             18,250

NOTE 8. SHORT-TERM BORROWED FUNDS

     Short-term borrowed funds are summarized as follows:

                                                           1995            1994            1993
                                                        ----------      ----------      ----------
                                                                  (thousands of dollars)
Federal funds purchased and repurchase agreements:
  At December 31.....................................   $1,980,442      $2,133,709      $1,076,316
  Average during year................................    1,994,281       1,530,644         777,185
  Maximum month-end balance..........................    2,407,507       2,133,709       1,087,606
  Average rate at year-end...........................         5.44%           5.59%           2.90%
  Average rate during year...........................         5.83            4.28            2.84

     Federal funds purchased, which totaled $1,189 million at December 31, 1995, generally represent one-day borrowings obtained primarily from financial institutions in Firstar's marketplace in conjunction with their customer correspondent relationships with the subsidiary banks. Securities sold under repurchase agreements, which totaled $791 million at December 31, 1995, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes and Federal Home Loan Bank notes. Firstar additionally has a $125 million line of credit agreement in place which expires in August 1999. The credit agreement has certain restrictive covenants and requires payment of quarterly fees based upon both the commitment amount and usage levels. No advances were outstanding under this line at the end of 1995.

NOTE 9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                       (thousands of dollars)
Federal Home Loan Bank notes......................................    $486,760        $400,000
7.15% subordinated notes..........................................     100,000
10.25% subordinated notes.........................................      78,340          78,340
10% notes.........................................................      43,910          43,910
9.25% subordinated notes..........................................                      23,000
Other debt........................................................      25,011          28,295
                                                                      --------        --------
  Total...........................................................    $734,021        $573,545
                                                                      ========        ========

     Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. The notes mature from 1996 through 2005 and have a variable interest rate with an average of 5.93% as of December 31, 1995.

     Firstar issued $100,000,000 of 7.15% notes under an indenture dated as of August 28, 1995. The notes, which are subordinated to all unsubordinated indebtedness of Firstar for borrowed money, are unsecured and mature September 1, 2000. The notes may be redeemed on or after September 1, 1998. The indenture contains a provision which restricts the disposition of or subjecting to lien any common stock of certain subsidiaries.

     Firstar issued $100,000,000 of 10 1/4% notes under an indenture dated as of May 1, 1988. The notes, which are subordinated to all unsubordinated indebtedness of Firstar for borrowed money, are unsecured and mature May 1, 1998. The notes may be redeemed on or after September 1, 1998. The indenture contains a provision which restricts the disposition of or subjecting to lien any common stock of certain subsidiaries.

     Firstar issued $50,000,000 of 10% notes under an indenture dated as of June 1, 1986. The notes are unsecured and mature June 1, 1996. The indenture contains a provision which restricts the disposition of or subjecting to lien any common stock of certain subsidiaries.

     Other debt at December 31, 1995 includes notes of $2,706,000 which bear interest at 11.50% and mature in 1996, loans sold under repurchase agreements of $5,000,000, $10,000,000 and $5,000,000, which mature in 1998, 1999 and 2002, respectively, and bearing interest at a variable LIBOR based rate, and capitalized lease obligations of $2,009,000.

     Long-term debt has aggregate maturities for the five years 1996 through 2000 as follows: $102,937 in 1996, $280,090 in 1997, $103,499 in 1998, $10,113
in 1999 and $229,630 in 2000.

NOTE 10. STOCKHOLDERS' EQUITY

     The authorized and outstanding shares of Firstar are as follows:

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                      1995             1994
                                                                   -----------      -----------
Preferred stock, $1.00 par value
  Authorized--series C..........................................     2,500,000        2,500,000
Preferred stock from acquired banks:
  Series D
     Authorized.................................................        40,250           40,250
     Outstanding................................................        30,688           38,775
  Investors Bank Corp.
     Authorized.................................................                      1,000,000
     Outstanding................................................                        303,640
Common stock, $1.25 par value:
  Authorized....................................................   120,000,000      120,000,000
  Outstanding (net of treasury stock)...........................    73,226,264       76,379,532

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

     On January 31, 1995, Firstar converted 38,775 shares of First Colonial Bankshares Corporation Series C preference stock, represented by 775,500 depository shares, into like shares of its Series D preferred stock in connection with the acquisition of First Colonial Bankshares Corporation. Each share receives annual dividends of $35 and is convertible into 21.46 shares of common stock. Shares may be redeemed after June 30, 1997 at $500 per share. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $1,248,000 in 1995, $1,389,000 in 1994 and $1,409,000 in 1993.

     Investors Bank Corp. in November, 1991 issued 303,640 shares of preferred stock in units consisting of one share of preferred stock and one warrant to purchase one half share of Investor Bank Corp. common stock. Each share received annual dividends of $3.1875 until October, 1993 and are at an annual rate of $2.75 thereafter. Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $273,000 in 1995, $835,000 in 1994 and $946,000 in 1993. These shares were redeemed for $27.50 per share with the merger of Investors Bank Corp. and Firstar. The warrants of Investors Bank Corp. were converted into warrants to purchase Firstar common stock. The warrants permit the purchase of 80,780 shares of common stock at a price of $12.75 per share as of December 31, 1995. The warrants expire on November 13, 1996.

     First Colonial Bankshares Corporation converted in March 1994, all issued and outstanding shares of their Series B preference stock into 57,938 shares of common stock. Dividends deducted from net income for purposes of determining net applicable for common stock was $102,000 in 1993.

     In conjunction with long-term incentive plans, 30,235 shares of restricted common stock are being held in escrow for executive officers as of December 31, 1995. The shares cannot be sold prior to the end of the vesting period and are subject to adjustment in accordance with the terms of the award.

     Firstar reacquired 3,883,200 shares of its common stock during the latter half of 1995 of which 1,750,000 were retired and the remaining shares were placed in treasury stock. These treasury shares may be issued for future purchase business combinations, for stock option plans and other purposes.

NOTE 11. STOCK OPTIONS

     Firstar has an incentive stock plan that provides for a maximum grant of 5,600,000 stock options, stock appreciation rights and/or shares of stock. The options expire ten years and one month after the date of grant.

     Firstar in connection with bank acquisitions, converted existing options for shares of the acquired banks into an equivalent number of options for shares of Firstar common stock. As of December 31, 1995 these options totalled 792,248 with an exercise price of $4.54 to $25.99. No additional stock options will be awarded under these plans.

     The following table summarizes option activity under these plans:

                                                                     NUMBER OF
                                                                      SHARES       OPTION PRICE
                                                                     ---------    ---------------
Options outstanding at December 31, 1992..........................   2,627,047    $ 2.88 to 25.13
  Granted.........................................................     633,086     12.32 to 32.50
  Exercised.......................................................    (328,031)     2.88 to 21.68
  Cancelled.......................................................    (119,230)     5.19 to 32.50
                                                                     ---------
Options outstanding at December 31, 1993..........................   2,812,872      2.88 to 32.50
  Granted.........................................................     549,258     19.59 to 31.25
  Assumed through acquisitions....................................      27,832      9.36 to 15.72
  Exercised.......................................................    (262,093)     2.88 to 25.13
  Cancelled.......................................................     (48,205)     2.88 to 32.50
                                                                     ---------
Options outstanding at December 31, 1994..........................   3,079,664      4.11 to 32.50
  Granted.........................................................     492,600     27.38 to 27.50
  Assumed through acquisitions....................................       2,906               9.44
  Exercised.......................................................    (769,389)     4.11 to 32.50
  Cancelled.......................................................     (76,933)    11.12 to 32.50
                                                                     ---------
Options outstanding at December 31, 1995..........................   2,728,848      4.54 to 32.50
                                                                     =========

     At December 31, 1995, 1,817,781 options to acquire common stock were exercisable, including all options of acquired banks whose options vested on the merger date. In January 1996, options to acquire 487,900 shares of common stock at $40.00 per share were granted.

NOTE 12. OTHER OPERATING EXPENSE

     A summary of other operating expense is as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Business development.....................................   $ 29,413      $ 26,602      $ 27,911
Information processing expense...........................     21,918        20,957        19,034
Stationery and supplies..................................     21,284        18,087        20,956
Professional fees........................................     20,491        17,937        18,355
Delivery.................................................     19,192        16,122        17,919
F.D.I.C. insurance.......................................     16,531        28,361        27,898
Check kiting loss........................................                   22,000
Restructuring expense....................................     23,151
Other....................................................     70,370        68,171        74,882
                                                            --------      --------      --------
  Total..................................................   $222,350      $218,237      $206,955
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

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................   $216,261      $175,537      $168,978
  Accumulated benefit obligation.........................    221,716       179,086       172,742
  Projected benefit obligation...........................    280,328       218,660       215,931
Plan assets at fair value................................    237,195       195,436       205,941
Plan assets less than projected benefit obligation.......    (43,133)      (23,224)       (9,990)
Unrecognized prior service cost..........................     (1,791)       (2,075)       (2,360)
Unrecognized net asset...................................     (4,680)       (5,914)       (7,147)
Unrecognized net loss....................................     36,373        18,797         4,341
                                                            --------      --------      --------
     Pension liability...................................   $(13,231)     $(12,416)     $(15,156)
                                                            ========      ========      ========
Net pension expense comprised the following:
  Service cost...........................................   $  7,526      $  7,852      $  7,176
  Interest cost on projected benefit obligation..........     18,863        16,355        15,705
  Actual loss (return) on plan assets....................    (46,230)        8,725       (20,008)
  Net amortization and deferral..........................     28,519       (26,755)        2,994
                                                            --------      --------      --------
     Net pension expense.................................   $  8,678      $  6,177      $  5,867
                                                            ========      ========      ========
Assumptions used in actuarial values:
  Discount rate..........................................       7.50%         8.50%         7.75%
  Rates of increase in compensation levels...............       5.50          5.50          5.50
  Expected rate of return on plan assets.................       9.00          9.00          9.50

     Firstar also has unfunded pension plans covering certain employees. Interest rates used in calculating the actuarial values are essentially the same as in the previously described plans. The table below summarizes data relative to the plans.

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Projected benefit obligation.............................   $(12,497)     $(12,238)     $(9,275 )
Unrecognized prior service cost..........................      2,572         2,779
Unrecognized transition obligation.......................        146           189          232
Unrecognized net loss....................................      2,068         2,641        3,847
                                                            --------      --------      -------
     Pension liability...................................   $ (7,711)     $ (6,629)     $(5,196 )
                                                            ========      ========      =======
Net pension expense comprised the following:
  Service cost...........................................   $    294      $    436      $   218
  Interest cost on projected benefit obligation..........        835           916          612
  Net amortization and deferral..........................        260           416          211
                                                            --------      --------      -------
     Net pension expense.................................   $  1,389      $  1,768      $ 1,041
                                                            ========      ========      =======

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

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................   $  1,134      $  1,511      $ 2,193
  Projected benefit obligation...........................      1,134         1,511        2,193
Plan assets at fair value................................      1,574         2,114        2,492
Plan assets in excess of projected benefit obligation....        440           603          299
Unrecognized net loss....................................        525           673        1,125
                                                              ------        ------       ------
     Prepaid pension cost................................   $    965      $  1,276      $ 1,424
                                                              ======        ======       ======
Net pension expense comprised the following:
  Interest cost on projected benefit obligation..........   $    112      $    143      $   149
  Actual loss (return) on plan assets....................       (169)           33         (134 )
  Net amortization and deferral..........................         48          (155)          14
                                                              ------        ------       ------
     Net periodic pension expense........................         (9)           21           29
     Loss recognized on settlements......................        320           128          182
                                                              ------        ------       ------
       Total pension expense.............................   $    311      $    149      $   211
                                                              ======        ======       ======
Assumptions used in actuarial values:
  Discount rate..........................................       7.50%         8.25%        7.00 %
  Expected rate of return on plan assets.................       8.00          8.00         8.00

     Firstar has profit sharing plans under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $11,370,000 in 1995, $11,804,000 in 1994 and $11,507,000 in 1993.

     In addition to pension benefits, certain health care benefits are made available to active and retired employees. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Accumulated postretirement benefit obligation:
  Retirees...............................................   $(40,893)     $(41,029)     $(33,507)
  Fully eligible active plan participants................     (6,478)       (7,340)      (18,056)
  Other active plan participants.........................    (12,641)      (13,290)      (20,354)
                                                              ------        ------        ------
       Total.............................................    (60,012)      (61,659)      (71,917)
  Unrecognized transition obligation.....................     50,194        53,146        56,099
  Unrecognized net (gain) loss...........................     (7,528)       (4,872)        8,854
                                                              ------        ------        ------
       Postretirement benefit liability..................   $(17,346)     $(13,385)     $ (6,964)
                                                              ======        ======        ======
Net postretirement benefit expense comprised the
  following:
  Service cost...........................................   $    787      $  1,220      $  1,515
  Interest cost..........................................      3,753         4,721         4,938
  Amortization of transition obligation..................      2,093         2,953         2,953
                                                              ------        ------        ------
       Net postretirement benefit expense................   $  6,633      $  8,894      $  9,406
                                                              ======        ======        ======

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed, decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement accumulated benefit obligation by $8,574,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $1,142,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.50%, 8.50% and 7.75% at December 31, 1995, 1994 and 1993, respectively.

NOTE 14. INCOME TAXES

     The taxes applicable to income before income taxes were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Current income taxes:
  Federal................................................   $106,087      $ 87,136      $ 95,271
  State and other........................................     24,535        18,788        20,940
                                                            --------      --------      --------
     Subtotal............................................    130,622       105,924       116,211
Deferred income taxes (benefit):
  Federal................................................     (9,208)        6,126        (6,454)
  State and other........................................     (3,061)          658          (798)
                                                            --------      --------      --------
     Subtotal............................................    (12,269)        6,784        (7,252)
Cumulative effect of change in accounting principle......                                 (2,404)
                                                            --------      --------      --------
     Provision for income taxes..........................   $118,353      $112,708      $106,555
                                                            ========      ========      ========

     The actual provision for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income before income taxes as shown below:

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Tax expense at statutory rate............................   $121,543      $118,783      $117,261
Increase (reduction) in taxes resulting from:
  Tax-exempt income......................................    (20,897)      (21,095)      (20,563)
  State and local taxes--net of federal income tax
     benefit.............................................     13,958        12,640        13,092
  Amortization of nondeductible intangibles..............      2,919         2,558         2,265
  Cumulative effect of change in accounting principle....                                 (2,404)
  Adjustment to deferred tax assets and liabilities for
     enacted changes in tax laws and rates...............                                 (1,586)
  Other--net.............................................        830          (178)       (1,510)
                                                            --------      --------      --------
     Provision for income taxes..........................   $118,353      $112,708      $106,555
                                                            ========      ========      ========

     The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Deferred tax expense (exclusive of the effects of other
  components listed below)...............................   $(11,836)     $  6,254      $ (6,364)
Adjustment to deferred tax assets and liabilities for
  enacted changes in tax laws and rates..................                                 (1,586)
Change in beginning of year valuation allowance due to
  effective
  tax planning strategies................................     (1,008)         (105)
Change in valuation allowance due to creation/utilization
  of
  net operating losses...................................        575           635           698
                                                            --------      --------      --------
     Total...............................................   $(12,269)     $  6,784      $ (7,252)
                                                            ========      ========      ========

     The significant components of the net deferred tax asset were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                   (thousands of dollars)
Deferred tax liabilities:
  Equipment leased to customers..........................   $(13,239)     $(14,180)     $(16,478)
  Bank premises and equipment............................    (12,427)      (12,383)      (13,050)
  Acquired assets accounted for as a purchase............     (9,104)      (10,922)      (10,993)
  Securities available for sale..........................    (20,144)                       (733)
Deferred tax assets:
  Reserve for loan losses................................     78,533        76,664        75,016
  Pension and post-retirement benefits...................     15,129        11,570         8,628
  State and federal net operating loss carryforwards.....     11,235        10,335         8,965
  Deferred compensation..................................     11,390         7,104         6,977
  Deferred gain on sale of building......................      5,223         7,721        11,338
  Securities available for sale..........................                      636
  Other--net.............................................      6,088         5,297        12,829
                                                            --------      --------      --------
     Subtotal............................................     72,684        81,842        82,499
Valuation allowance......................................    (10,611)      (11,044)       (9,271)
                                                            --------      --------      --------
     Net deferred tax asset..............................   $ 62,073      $ 70,798      $ 73,228
                                                            ========      ========      ========

     The change in net deferred tax asset includes $20,780,000 of tax expense in 1995 and $1,369,000 of tax benefit in 1994 allocated directly to stockholders' equity for unrealized gains (losses) on securities available for sale recorded in accordance with SFAS No. 115. Other changes relate to acquisitions.

     The valuation allowance was decreased $433,000 in 1995 and increased $530,000 in 1994. Also a valuation allowance of $1,243,000 was added in 1994 due to the acquisition of First Southeast Banking Corp. The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carryforwards totaling approximately $204,675,000 which expire at various times within the next 15 years.

     The net deferred tax asset is included in other assets. Amounts originally reported for 1994 have been reclassified to reflect actual tax return results.

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

     The following is a summary of such commitments at December 31, 1995 and 1994:

                                                                              DECEMBER 31
                                                                        -----------------------
                                                                         1995             1994
                                                                        ------           ------
                                                                        (thousands of dollars)
Commitments to extend credit.........................................   $4,559           $4,461
Credit card lines....................................................    2,098            1,543
Standby and commercial letters of credit.............................      445              422
Mortgage loans sold with recourse....................................      220               36

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

NOTE 16. REGULATORY RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND CASH

     Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $201 million and $253 million at December 31, 1995 and 1994, respectively.

     Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of loans and dividends. As of December 31, 1995, $163 million could be loaned to Firstar by the subsidiary banks subject to strict collateral requirements, and $248 million could be paid to Firstar by the subsidiary banks in the form of dividends. In addition each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1996 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for each subsidiary bank.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS

     Rate Risk Management

     As part of its asset and liability management, Firstar uses various types of interest rate contracts for the purpose of managing its interest rate risks. The use of interest rate contracts enables Firstar to synthetically alter the repricing characteristics of designated earning assets and interest-bearing liabilities. The following tables summarize the notional amounts of interest rate contracts at December 31, 1995, used by Firstar in its asset and liability management process:

                                                        INTEREST RATE SWAPS
                                            -------------------------------------------
                                            RECEIVE FIXED RATE                                           TOTAL
                                            -------------------                                        INTEREST
                                              INDEX                RECEIVE     PERIODIC    CAPS AND      RATE
                                            AMORTIZING    OTHER    VARIABLE      CAPS       FLOORS     CONTRACTS
                                            ----------    -----    --------    --------    --------    ---------
                                                                   (millions of dollars)
December 31, 1993........................      $205       $  60     $  186      $  715       $180       $ 1,346
  Additions..............................        90          50          5         210        241           596
  Maturities.............................                   (35)      (115)                   (40)         (190)
                                               ----        ----      -----       -----       ----        ------
December 31, 1994........................       295          75         76         925        381         1,752
  Additions..............................                                5                    400           405
  Maturities.............................       (26)        (20)       (44)         (5)       (80)         (175)
  Terminations...........................                                         (920)                    (920)
                                               ----        ----      -----       -----       ----        ------
December 31, 1995........................      $269       $  55     $   37      $    0       $701       $ 1,062
                                               ====        ====      =====       =====       ====        ======

     Index amortizing interest rate swaps are used to convert variable rate loans to a fixed rate basis. The amortizing feature of these swaps serves to extend the maturity after a predetermined mandatory period if the three-month LIBOR index rate is above a pre-established reference rate on a quarterly basis. Additionally, the notional amount of the swaps is reduced on a quarterly basis based upon pre-established rates beginning in 1995.

     Interest rate swaps used to convert variable rate loans to fixed rate loans have a total notional value of $55 million. Other swaps totalling $37 million were used to convert fixed rate loans and securities to a variable rate basis.

     Interest rate swaps with periodic caps involve the exchange of LIBOR based variable interest payments with one party receiving a fixed basis point shim over the LIBOR index, subject to a 25 basis point cap in quarterly increases in rates receivable by Firstar. In 1995, $700 million of these swaps were terminated involving minimal cash settlements. Also in 1995, $220 million of these swaps were marked to market and reclassified as trading derivatives.

     Interest rate floors provide for the receipt of payments when the three month LIBOR rate is below a predetermined interest rate floor. Firstar has entered into $270 million of floors to manage interest rate risk on certain variable rate loans and has entered into $331 million of floors to manage the interest rate risk on money market fund deposits which have guaranteed minimum interest rates.

     Interest rate caps provide for the receipt of payments when the three month LIBOR rate exceeds predetermined interest rate caps. Firstar has entered into $100 million in interest rate caps used to manage interest rate risk on variable rate borrowed funds.

     The maturity of derivative financial instruments as of December 31, 1995 is as follows:

                                            MATURITY RANGE OF DERIVATIVE FINANCIAL INSTRUMENTS
                             --------------------------------------------------------------------------------
                                                                                                    MARKET
                                                                                     WEIGHTED        VALUE
                                                                                     AVERAGE         ASSET
                             1996     1997     1998     1999     2000     TOTAL     MATURITIES    (LIABILITY)
                             -----    -----    -----    -----    -----    ------    ----------    -----------
                                                          (millions of dollars)
Interest rate swaps
  Receive variable.........           $  29             $   8             $   37      1.8 yrs        $(1.8)
     Average receive
       rate................            5.81%             5.68%              5.78%
     Average pay rate......            7.86%             8.59%              8.02%
  Receive fixed............  $  55                                        $   55       .4 yrs
     Average receive
       rate................   7.20%                                         7.20%
     Average pay rate......   7.71%                                         7.71%
  Receive fixed --
     amortizing............  $   5    $  88    $  86    $  90             $  269      2.4 yrs          (.9)
     Average receive
       rate................   6.09%    4.90%    5.17%    6.00%              5.38%
     Average pay rate......   5.88%    5.94%    5.88%    5.85%              5.89%
Interest rate floors.......  $  10    $  50    $  25    $ 211    $ 305    $  601      3.6 yrs          8.1
  Average floor rate.......   4.50%    4.70%    5.00%    5.09%    4.76%     4.88%
Interest rate caps.........  $ 100                                        $  100        .8 yr
  Average cap rate.........   6.25%                                         6.25%
                             -----    -----    -----    -----    -----    ------                     -----
       Total...............  $ 170    $ 167    $ 111    $ 309    $ 305    $1,062      2.8 yrs        $ 5.4
                             =====    =====    =====    =====    =====    ======                     =====

------------
All interest rates represent rates in effect on December 31, 1995. Index rate for interest rate caps/floors is three month LIBOR.

     The notional values of derivative financial instruments represent the amounts on which interest payments are exchanged between the counterparties. Those notional values do not represent direct credit exposures. Firstar is exposed to credit-related losses in the event of nonperformance by counterparties to these instruments but does not expect any counterparty to fail to meet their obligations. Where appropriate, Firstar requires collateral based upon the positive market value of the exposure taking into account bi-lateral netting agreements with certain counterparties. Based on market values, Firstar's credit exposure was $8.2 million at December 31, 1995.

     Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments. Firstar had contracts totaling $267 million and $44 million on December 31, 1995 and 1994 respectively. Gains or losses on these contracts are included in the determination of the market value of mortgages held for sale.

     Trading Activities

     Firstar also acts as an intermediary for customers in their management of interest rate and foreign currency rate risk. In this regard, Firstar will enter into interest rate swaps, caps, floors and foreign exchange contracts with customers to minimize their exposure to market risk. Firstar enters into essentially offsetting transactions with other counterparties. Customer related derivative activity, as well as derivative contracts not used to manage interest rate risk on recorded assets and liabilities, is marked to market value. The credit exposure at year-end of $13.1 million is represented by the fair value of contracts with a positive value. Gross credit exposure amounts disregard the value of any collateral. Revenue from this intermediary activity was $3.0 million and $3.2 million in 1995 and 1994, respectively.

     Information on these transactions is shown below.

                                                         1995                               1994
                                            -------------------------------    -------------------------------
                                                             ESTIMATED                          ESTIMATED
                                                            FAIR VALUE                         FAIR VALUE
                                            NOTIONAL    -------------------    NOTIONAL    -------------------
                                             AMOUNT     YEAR-END    AVERAGE     AMOUNT     YEAR-END    AVERAGE
                                            --------    --------    -------    --------    --------    -------
                                                                  (millions of dollars)
Interest rate swaps
  In a receivable position...............     $719        $6.8       $ 4.2       $442       $ 18.1      $21.8
  In a payable position..................      421         4.9         3.9        442         18.5       21.3
Interest rate caps/floors
  Held...................................      130         1.4         1.9        115          2.2        1.3
  Written................................      130         1.4         1.9        115          2.2        1.3
Foreign exchange contracts
  In a receivable position...............       45         4.9         3.9         28           .7        1.0
  In a payable position..................       44         3.9         3.4         29           .7        1.1

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

     Borrowed funds--The carrying value of short-term borrowed funds approximates fair value as they are payable within three months or less. The estimated fair value of long-term debt is based on broker quotations, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt.

     Derivative financial instruments--The fair value of interest rate swap agreements is based on the present value of the swap primarily using counter party or third party dealer quotes. Fair values for caps and floors were obtained using an option pricing model. These values represent the estimated amount Firstar would receive or pay to terminate the contracts or agreements taking into account current interest rates and market volatility. Prices obtained from counter parties or pricing models are tested by obtaining third party valuations. The fair value of commitments to extend credit and standby letters of credit was estimated using fees currently charged to enter into similar agreements. The fair value of credit card lines is based on cardholder fees currently being charged.

     The estimated fair value of Firstar's financial instruments is summarized as follows:

                                                 DECEMBER 31, 1995             DECEMBER 31, 1994
                                             --------------------------    --------------------------
                                              CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                             -----------    -----------    -----------    -----------
                                                              (thousands of dollars)
Financial assets:
  Cash and short-term investments.........   $ 1,426,158    $ 1,426,158    $ 1,476,950    $ 1,476,950
  Trading securities......................        10,029         10,029         29,050         29,050
  Securities available for sale...........     2,047,848      2,047,848        342,653        342,653
  Securities held to maturity.............     2,427,030      2,492,346      3,630,963      3,518,672
  Loans, net of allowance for loan
     losses...............................    12,437,230     12,451,430     11,715,276     11,501,567
Financial liabilities:
  Deposits:
     Without stated maturities............     9,033,671      9,033,671      8,736,972      8,736,971
     With stated maturities...............     5,277,975      5,306,647      4,672,243      4,661,409
  Short-term borrowed funds...............     2,303,159      2,303,159      2,196,478      2,196,478
  Long-term debt..........................       734,021        745,825        573,545        573,464
Derivative financial instruments:
  Asset and liability management:
     Interest rate instruments
       Asset..............................                        8,255                         3,728
       Liability..........................                        2,870                        64,778
  Credit commitments......................                       11,299                        13,643
  Trading activities:
     Interest rate contracts
       Asset..............................         8,234          8,234         20,491         20,491
       Liability..........................         6,311          6,311         20,843         20,843
     Foreign exchange contracts
       Asset..............................         4,949          4,949            740            740
       Liability..........................         3,899          3,899            659            659

NOTE 19. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                 DECEMBER 31
                                                                          -------------------------
                                                                             1995           1994
                                                                          ----------     ----------
                                                                           (thousands of dollars)
Assets:
  Cash and due from banks.................................                $      593     $      670
  Short-term investments..................................                    46,400         70,950
  Securities available for sale...........................                     5,092
  Commercial loans........................................                       327            424
  Loans to bank subsidiaries..............................                    36,925         35,000
  Loans to other subsidiaries.............................                       188          3,758
  Investment in bank subsidiaries.........................                 1,659,511      1,522,825
  Investment in other subsidiaries........................                    16,547         15,668
  Other assets............................................                     8,942          7,266
                                                                          ----------     ----------
     Total assets.........................................                $1,774,525     $1,656,561
                                                                           =========      =========
Liabilities and stockholders' equity:
  Long-term debt..........................................                $  224,956     $  124,956
  Other liabilities.......................................                    24,749         18,920
  Stockholders' equity....................................                 1,524,820      1,512,685
                                                                          ----------     ----------
     Total liabilities and stockholders' equity...........                $1,774,525     $1,656,561
                                                                           =========      =========

                              STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                               1995          1994           1993
                                                             --------     ----------     ----------
                                                                     (thousands of dollars)
Revenue:
  Dividends from bank subsidiaries........................   $145,338     $  119,920     $  135,519
  Dividends from other subsidiaries.......................      6,000          4,000          4,024
  Fees from subsidiaries..................................     26,083         22,859         21,566
  Investment and loan income..............................      5,423          4,897          3,784
  Other revenue...........................................        121          1,201          1,673
                                                             --------     ----------     ----------
     Total revenue........................................    182,965        152,877        166,566
Expense:
  Interest................................................     15,501         12,748         13,045
  Salaries and employee benefits..........................     18,795         16,003         15,267
  Other expense...........................................     17,251         12,396         10,508
                                                             --------     ----------     ----------
     Total expense........................................     51,547         41,147         38,820
Income before income taxes and equity in undistributed
  income of subsidiaries..................................    131,418        111,730        127,746
Provision for income tax expense (benefits)...............     (6,465)        (5,413)         8,151
                                                             --------     ----------     ----------
Income before equity in undistributed income of
  subsidiaries............................................    137,883        117,143        119,595
Equity in undistributed income of subsidiaries............     91,030        109,530        108,343
                                                             --------     ----------     ----------
     Net income...........................................   $228,913     $  226,673     $  227,938
                                                             ========      =========      =========

                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                             -------------------------------------
                                                               1995          1994          1993
                                                             ---------     ---------     ---------
                                                                    (thousands of dollars)
Cash flows from operating activities:
  Net income..............................................   $ 228,913     $ 226,673     $ 227,938
  Adjustments:
     Equity in undistributed income of subsidiaries.......     (91,030)     (109,530)     (108,343)
     Depreciation, amortization and accretion.............         447           813           733
     (Increase) decrease in other assets..................      (2,361)         (991)       10,527
     Increase in other liabilities........................       1,616           185         3,153
     Other net............................................       3,268            30           406
                                                             ---------     ---------     ---------
       Net cash provided by operating activities..........     140,853       117,180       134,414
Cash flows from investing activities:
  Net decrease (increase) in short-term investments.......      24,550       (18,465)      (18,335)
  Net (increase) in long-term investments.................      (5,011)
  Net decrease in commercial loans........................          98           270           174
  Net decrease (increase) in loans to subsidiaries........       1,645        (5,740)        5,978
  Purchases of premises and equipment.....................        (415)       (1,031)         (902)
  Capital contributions to subsidiaries...................        (400)       (5,950)         (710)
  Purchase of minority shares of subsidiaries.............                        (9)         (591)
  Net decrease (increase) in intercompany receivables.....           6           622          (956)
  Other net...............................................        (159)          206           167
                                                             ---------     ---------     ---------
       Net cash provided by (used in) investing
          activities......................................      20,314       (30,097)      (15,175)
Cash flows from financing activities:
  Repayment of long-term debt.............................                      (380)         (366)
  Net proceeds from long-term debt........................      99,360
  Cash dividends..........................................    (101,359)      (75,081)      (67,453)
  Preferred stock redemption..............................      (8,350)                    (51,500)
  Common stock transactions...............................    (150,895)      (11,076)          138
                                                             ---------     ---------     ---------
       Net cash used in financing activities..............    (161,244)      (86,537)     (119,181)
                                                             ---------     ---------     ---------
Net (decrease) increase in cash and due from banks........         (77)          546            58
Cash and due from banks at beginning of year..............         670           124            66
                                                             ---------     ---------     ---------
Cash and due from banks at end of year....................   $     593     $     670     $     124
                                                             =========     =========     =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest..................   $  13,036     $  12,753     $  12,829

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Firstar Corporation:

     We have audited the accompanying consolidated balance sheets of Firstar Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstar Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 3, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", as of January 1, 1995.

                                       KPMG Peat Marwick LLP

                                       KPMG Peat Marwick LLP

Milwaukee, Wisconsin
January 23, 1996

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                           1995
                                                       --------------------------------------------
                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       --------    --------    --------    --------
                                                         (thousands of dollars, except per share)
Interest revenue....................................   $322,277    $339,021    $339,477    $347,011
Interest expense....................................    143,752     159,912     158,373     159,802
                                                       --------    --------    --------    --------
Net interest revenue................................    178,525     179,109     181,104     187,209
Provision for loan losses...........................     13,136       9,987       5,778       7,855
Other operating revenue.............................     88,215      96,615     101,054     106,313
Other operating expense.............................    199,756     184,009     174,490     175,867
                                                       --------    --------    --------    --------
Income before income taxes..........................     53,848      81,728     101,890     109,800
Provision for income taxes..........................     17,563      27,946      34,813      38,031
                                                       --------    --------    --------    --------
Net income..........................................   $ 36,285    $ 53,782    $ 67,077    $ 71,769
                                                       ========    ========    ========    ========
Per common share
Net income..........................................   $    .47    $    .70    $    .88    $    .95
Dividends...........................................        .30         .34         .34         .34
Stock price ranges:
  High..............................................     30 1/4      34 1/4      38 3/8      41
  Low...............................................     26 1/4      28 1/4      32 1/2      34 1/8
  Close.............................................     29 1/2      33 5/8      37 1/8      39 5/8

                                                                           1994
                                                       --------------------------------------------
                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       --------    --------    --------    --------
                                                         (thousands of dollars, except per share)
Interest revenue....................................   $255,115    $269,782    $284,822    $310,025
Interest expense....................................     87,507      96,667     110,432     126,300
                                                       --------    --------    --------    --------
Net interest revenue................................    167,608     173,115     174,390     183,725
Provision for loan losses...........................      3,675       2,877       3,789      13,550
Other operating revenue.............................     95,204      95,341      90,863      89,211
Other operating expense.............................    168,520     192,717     169,232     175,716
                                                       --------    --------    --------    --------
Income before income taxes..........................     90,617      72,862      92,232      83,670
Provision for income taxes..........................     30,479      23,306      31,759      27,164
                                                       --------    --------    --------    --------
Net income..........................................   $ 60,138    $ 49,556    $ 60,473    $ 56,506
                                                       ========    ========    ========    ========
Per common share
Net income..........................................   $    .80    $    .65    $    .80    $    .73
Dividends...........................................        .26         .30         .30         .30
Stock price ranges:
  High..............................................     34 3/4      35 3/8      35 1/8      30 7/8
  Low...............................................     29 3/4      32 5/8      29 5/8      25 1/8
  Close.............................................     33          35 3/8      31          26 7/8

                      FIRSTAR CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND FINANCIAL RATIOS

                                                          YEARS ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                               (thousands of dollars, except per share data)
INTEREST REVENUE
Loans................................  $1,081,685   $  914,311   $  824,082   $  830,227   $  903,720
Securities...........................     253,794      193,280      195,391      216,674      237,692
Other................................      12,307       12,153        8,581       17,341       24,550
                                       ----------   ----------   ----------   ----------   ----------
  Total interest revenue.............   1,347,786    1,119,744    1,028,054    1,064,242    1,165,962
INTEREST EXPENSE
Deposits.............................     444,706      321,969      315,858      389,989      539,330
Short-term borrowed funds............     133,151       67,622       25,189       25,452       48,817
Long-term debt.......................      43,982       31,315       27,068       22,430       22,606
                                       ----------   ----------   ----------   ----------   ----------
  Total interest expense.............     621,839      420,906      368,115      437,871      610,753
                                       ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE.................     725,947      698,838      659,939      626,371      555,209
Provision for loan losses............      36,756       23,891       29,090       50,733       55,221
                                       ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE AFTER LOAN LOSS
  PROVISION..........................     689,191      674,947      630,849      575,638      499,988
OTHER OPERATING REVENUE
Trust and investment management
  fees...............................     132,377      120,349      112,521       98,296       83,032
Service charges on deposit
  accounts...........................      80,891       81,980       83,060       75,273       67,727
Credit card service revenue..........      62,990       56,265       53,728       51,867       54,994
Other................................     115,939      112,025      143,609      122,500      105,888
                                       ----------   ----------   ----------   ----------   ----------
  Total other operating revenue......     392,197      370,619      392,918      347,936      311,641
OTHER OPERATING EXPENSE
Salaries and employee benefits.......     395,361      380,961      368,514      332,538      301,901
Equipment expense....................      58,700       54,556       53,123       52,680       46,553
Net occupancy expense................      57,992       52,984       58,328       53,514       50,578
Other................................     222,069      217,684      209,309      216,712      196,473
                                       ----------   ----------   ----------   ----------   ----------
  Total other operating expense......     734,122      706,185      689,274      655,444      595,505
                                       ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...........     347,266      339,381      334,493      268,130      216,124
Provision for income taxes...........     118,353      112,708      106,555       82,131       61,709
                                       ----------   ----------   ----------   ----------   ----------
NET INCOME...........................  $  228,913   $  226,673   $  227,938   $  185,999   $  154,415
                                       ==========   ==========   ==========   ==========   ==========
Per common share:
  Net income.........................  $     3.00   $     2.98   $     2.99   $     2.50   $     2.11
  Dividends..........................        1.32         1.16         1.00         0.80        0.705
Return on average total assets.......        1.26%        1.37%        1.49%        1.29%        1.12%
Return on average common equity......       15.11        15.96        17.81        16.65        15.71
Dividend payout ratio................       44.00        36.02        31.75        30.53        32.94
Equity as a percentage of assets:
  At year-end........................        7.95         8.41         8.28         7.94         7.35
  Average for the year...............        8.37         8.67         8.67         8.02         7.31
Full-time equivalent staff (at
  year-end)..........................       9,263        9,895        9,831        9,349        8,749
Average common shares outstanding
  (000's)............................      75,716       75,195       74,131       71,992       70,832

                      FIRSTAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND RATE ANALYSIS

                                          1995                                1994                            1993
                            ---------------------------------   ---------------------------------   -------------------------
                              AVERAGE                 AVERAGE     AVERAGE                 AVERAGE     AVERAGE
                              BALANCE      INTEREST    RATE       BALANCE      INTEREST    RATE       BALANCE      INTEREST
                            -----------   ----------  -------   -----------   ----------  -------   -----------   -----------
                                                                 (thousands of dollars)
ASSETS
Interest-bearing deposits
 with banks..............   $    15,668   $      967    6.17%   $    24,843   $    1,297    5.22%   $    64,832   $     2,667
Federal funds sold and
 resale agreements.......       173,541       10,534    6.07        219,521        9,645    4.39        165,042         5,119
Trading securities.......        14,243          968    6.80         22,123        1,560    7.05         17,332           985
Securities:
 Taxable.................     3,125,536      200,484    6.41      2,452,243      145,358    5.93      2,313,373       144,460
 Nontaxable..............     1,069,721       79,561    7.44      1,074,371       75,355    7.01      1,064,975        78,460
                            -----------     --------            -----------   ----------            -----------   -----------
   Total securities......     4,195,257      280,045    6.68      3,526,614      220,713    6.26      3,378,348       222,920
Loans:
 Commercial..............     6,838,277      609,248    8.91      6,243,142      513,254    8.22      5,637,854       432,271
 Consumer................     5,453,397      479,492    8.79      4,972,720      408,239    8.21      4,472,934       396,560
                            -----------     --------            -----------   ----------            -----------   -----------
   Total loans...........    12,291,674    1,088,740    8.86     11,215,862      921,493    8.22     10,110,788       828,831
                            -----------     --------            -----------   ----------            -----------   -----------
 Interest earning
   assets................    16,690,383    1,381,254    8.28     15,008,963    1,154,708    7.69     13,736,342     1,060,522
Reserve for loan
 losses..................      (197,181)                           (191,441)                           (188,358)
Cash and due from
 banks...................       895,767                             954,489                           1,016,639
Other assets.............       826,431                             773,024                             744,283
                            -----------                         -----------                         -----------
   Total assets..........   $18,215,400                         $16,545,035                         $15,308,906
                            ===========                         ===========                         ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
 demand..................   $ 1,571,378   $   23,831    1.52%   $ 1,643,922   $   21,065    1.28%   $ 1,632,045   $    29,366
Money market accounts....     2,110,503       85,231    4.04      2,027,485       57,274    2.82      1,960,086        49,583
Savings passbook.........     1,731,344       44,509    2.57      1,854,944       43,887    2.37      1,755,129        45,330
Certificates of
 deposit.................     5,261,589      291,135    5.53      4,410,873      199,743    4.53      4,290,651       191,579
Short-term borrowed
 funds...................     2,275,739      133,151    5.85      1,591,305       67,622    4.25        865,298        25,189
Long-term debt...........       610,889       43,982    7.20        477,405       31,315    6.56        421,537        27,068
                            -----------     --------            -----------   ----------            -----------   -----------
 Interest-bearing
   liabilities...........    13,561,442      621,839    4.59     12,005,934      420,906    3.51     10,924,746       368,115
Demand deposits..........     2,827,623                           2,837,257                           2,793,567
Other liabilities........       300,942                             268,098                             263,080
Stockholders' equity.....     1,525,393                           1,433,746                           1,327,513
                            -----------                         -----------                         -----------
   Total liabilities
     and stockholders'
     equity..............   $18,215,400                         $16,545,035                         $15,308,906
                            ===========                         ===========                         ===========
Net interest revenue/
 margin..................                 $  759,415    4.55%                 $  733,802    4.89%                 $   692,407
                                          ==========                          ==========                          ===========

                                                   1992                                1991
                                     ---------------------------------   ---------------------------------
                           AVERAGE     AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                            RATE       BALANCE      INTEREST    RATE       BALANCE      INTEREST    RATE
                           -------   -----------   ----------  -------   -----------   ----------  -------

ASSETS
Interest-bearing deposits
 with banks..............    4.11%   $   137,383   $    6,183    4.50%   $   131,333   $    9,223    7.02%
Federal funds sold and
 resale agreements.......    3.10        293,899       10,366    3.53        260,210       14,548    5.59
Trading securities.......    5.68         15,514        1,012    6.52         13,089          989    7.56
Securities:
 Taxable.................    6.24      2,246,893      160,767    7.16      2,230,671      181,982    8.16
 Nontaxable..............    7.37      1,025,034       83,947    8.19        912,484       84,946    9.31
                                     -----------     --------            -----------   ----------
   Total securities......    6.60      3,271,927      244,714    7.48      3,143,155      266,928    8.49
Loans:
 Commercial..............    7.67      5,163,260      428,892    8.31      5,008,138      495,236    9.89
 Consumer................    8.87      4,044,256      407,639   10.08      3,759,869      419,970   11.17
                                     -----------     --------            -----------   ----------
   Total loans...........    8.20      9,207,516      836,531    9.09      8,768,007      915,206   10.44
                                     -----------     --------            -----------   ----------
 Interest earning
   assets................    7.72     12,926,239    1,098,806    8.50     12,315,794    1,206,894    9.80
Reserve for loan
 losses..................               (174,007)                           (156,369)
Cash and due from
 banks...................                931,413                             874,266
Other assets.............                745,211                             767,709
                                     -----------                         -----------
   Total assets..........            $14,428,856                         $13,801,400
                                     ===========                         ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
 demand..................    1.80%   $ 1,479,688   $   39,872    2.69%   $ 1,250,775   $   53,891    4.31%
Money market accounts....    2.53      1,928,842       61,727    3.20      1,731,968       87,949    5.08
Savings passbook.........    2.58      1,487,437       48,314    3.25      1,237,560       59,259    4.79
Certificates of
 deposit.................    4.47      4,520,152      240,076    5.31      4,957,142      338,231    6.82
Short-term borrowed
 funds...................    2.91        742,263       25,452    3.43        892,702       48,817    5.47
Long-term debt...........    6.42        296,730       22,430    7.56        237,226       22,606    9.53
                                     -----------     --------            -----------   ----------
 Interest-bearing
   liabilities...........    3.37     10,455,112      437,871    4.19     10,307,373      610,753    5.93
Demand deposits..........              2,564,854                           2,218,641
Other liabilities........                252,286                             266,278
Stockholders' equity.....              1,156,604                           1,009,108
                                     -----------                         -----------
   Total liabilities
     and stockholders'
     equity..............            $14,428,856                         $13,801,400
                                     ===========                         ===========
Net interest revenue/
 margin..................    5.04%                 $  660,935    5.11%                 $  596,141    4.84%
                                                   ==========                          ==========

   Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35% in 1995, 1994 and 1993 and 34% in 1992 and 1991 . The rate calculations include the effect of certain loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Notice of the 1996 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

     The executive officers of Firstar Corporation are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Notice of the 1996 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Notice of the 1996 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Notice of the 1996 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following financial statements of Firstar Corporation are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Balance Sheets as of December 31, 1995 and 1994

          Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(A)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(A)3. EXHIBITS

       3.1     Articles of incorporation of Firstar Corporation (incorporated by reference to
               Exhibit 3.1 of the Form 10-K for the year ended December 31, 1994)
       3.2     By-Laws of Firstar Corporation
       4.2     Indenture dated as of June 1, 1986 between Firstar Corporation and Chemical
               Bank, as Trustee, relating to 10% Notes due June 1, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration No. 33-5932 of
               Firstar)
       4.3     Indenture dated as of May 1, 1988 between Firstar Corporation and Chemical
               Bank, as Trustee, relating to 10 1/4% Subordinated Notes due May 1, 1998
               (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration
               No. 33-21527 of Firstar)
       4.4     Shareholder Rights Plan of Firstar Corporation (incorporated by reference to
               Exhibit 4 of Form 8-K dated January 19, 1989 of Firstar)
       4.5     Indenture dated as of August 23, 1995 between Firstar Corporation and Chemical
               Bank, as Trustee, relating to 7.15% Subordinated Notes Due September 1, 2000
               (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration
               No. 33-61633 of Firstar)
       4.6     Credit Agreement dated as of August 8, 1995 between Firstar Corporation and
               First National Bank of Chicago, as agent, relating to revolving credit line.
       4.7     Warrant Agreement, dated October 15, 1991 between Investors Bank Corp. and
               Norwest Bank Minnesota, National Association (incorporated by reference to
               Exhibit 4.7 to Registration No. 33-42684)
       4.8     Form of Supplemental Warrant Agreement between Firstar Corporation and Norwest
               Bank Minnesota, National Association (incorporated by reference to Exhibit 4(e)
               to Amendment No. 1 to Registration No. 33-57245 of Firstar)
       4.9     Form of Amended and Restated Depository Agreement among Firstar Corporation,
               Firstar Trust Company as depository, and the holders from time-to-time of
               Depository Receipts issued thereunder and the Form of Depository Receipt
               (incorporated by reference to Exhibit 4(g) of Amendment No. 1 to Registration
               No. 33-56545 of Firstar)
      10.1     Collective Bargaining Agreement between Firstar Bank Milwaukee, N.A. and
               Firstar Bank Milwaukee Employees Association dated July 30, 1993 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of Firstar for the quarter ended
               September 30, 1993)
      10.3     Directors' Deferred Compensation Plan, as amended (incorporated by reference to
               Exhibit 10.3 of the Annual Report Form 10-K of Firstar for the year ended
               December 31, 1988)
      10.4 *   Key Executive Employment and Severance Agreement, as amended (incorporated by reference to Exhibit 10.4 of the Form 10-Q of Firstar for the quarter ended
               September 30, 1993)
      10.5     First Colonial Bankshares Corporation 1988 Stock Option Plan, as amended, assumed by Firstar (incorporated by reference to Exhibits 4.1 to 4.10 of
               Registration No. 33-57521 of Firstar)
      10.6     Investors Bank Corp. Stock Option Plan as amended assumed by Firstar
               (incorporated by reference to Exhibits 4.1 and 4.2 of Registration No. 33-58915
               of Firstar)
      10.7 *   1988 Incentive Stock Plan, as amended (incorporated by reference to Exhibit A of the Notice of the 1994 Annual Meeting and Proxy Statement of Firstar)
      10.8 *   Annual Executive Incentive Plan, as amended (incorporated by reference to
               Exhibit B of the Notice of the 1994 Annual Meeting and Proxy Statement of
               Firstar)
      10.10    Form of Indemnity Agreement between Firstar Corporation and its directors
               (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q of Firstar for the quarter ended September 30, 1988)

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

(B) No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTAR CORPORATION


                                          --------------------------------------
                                          Roger L. Fitzsimonds
March 15, 1996                            Chairman and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



-----------------------------------------------                    March 15, 1996
Roger L. Fitzsimonds
Chairman and Chief Executive Officer and
  director
                                                                   March 15, 1996

-----------------------------------------------
John A. Becker
President, Chief Operating Officer and director


WILLIAM H. RISCH*                                                  March 15, 1996
-----------------------------------------------
William H. Risch
Senior Vice President-Finance and Treasurer
(principal finance and accounting officer)

                                   DIRECTORS

Michael E. Batten*
Robert C. Buchanan*
George M. Chester, Jr.*
Roger H. Derusha*
James L. Forbes*
Holmes Foster*
John H. Hendee, Jr.*
Jerry M. Hiegel*
Joe Hladky*
C. Paul Johnson*
James H. Keyes*
Sheldon B. Lubar*
Daniel F. McKeithan, Jr.*
George W. Mead II*
Guy A. Osborn*
Judith D. Pyle*
Clifford V. Smith, Jr.*
William W. Wirtz*

*By                                                                March 15, 1996
    ---------------------------------------------
              William J. Schulz
              Attorney-in-Fact

                               INDEX TO EXHIBITS



  Exhibit Number
      3.2                    By-Laws of Firstar Corporation

      4.6                    Credit Agreement dated as of August 8,
                               between Firstar Corporation and First National
                               Bank of Chicago, as agent, relating to
                               revolving credit line

       21                    Subsidiaries of Firstar Corporation

       23                    Consent of independent Auditors

       24                    Powers of attorney

       27                    Financial data schedule