Form 10-Q
period 1996-03-31
FIRSTAR CORP /WI/
filed 1996-05-15
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 1996       COMMISSION FILE NUMBER 1-2981




FIRSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                                 39-0711710
      (State of Incorporation)                  (I.R.S. EMPLOYER
                                                Identification No.)




777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

Telephone Number (414) 765-5748







The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the precedeing 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of April 30, 1996, 73,305,907 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7

         Additional Financial Data                               14


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     16

Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                       16














FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------
                                                        March 31      December 31   March 31
(thousands of dollars)                                      1996          1995          1995
- ------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,179,828 $   1,310,746 $     895,395
Interest-bearing deposits with banks                          9,625         5,467         9,414
Federal funds sold and resale agreements                     80,827       109,945       222,663
Trading securities                                           10,067        10,029        12,922
Securities held to maturity (market value $2,413,016,
    $2,492,346 and $4,013,178 on March 31, 1996,
   December 31, 1995 and March 31, 1995)                  2,379,425     2,427,030     3,904,686
Securities available for sale                             2,036,551     2,047,848       296,595
Loans:
Commercial and industrial                                 3,217,744     3,078,148     2,948,579
Real estate                                               2,901,124     2,849,388     2,789,926
Other                                                       969,365     1,038,677       964,250
                                                        ------------  ------------  ------------
  Commercial loans                                        7,088,233     6,966,213     6,702,755

Credit card                                                 589,008       619,868       533,442
Real estate - mortgage                                    2,821,273     2,722,531     2,569,642
Home equity                                                 937,677       935,907       810,148
Other                                                     1,382,095     1,387,994     1,462,327
                                                        ------------  ------------  ------------
  Consumer loans                                          5,730,053     5,666,300     5,375,559
                                                        ------------  ------------  ------------
     Total loans                                         12,818,286    12,632,513    12,078,314
     Reserve for loan losses                               (202,857)     (195,283)     (196,215)
                                                        ------------  ------------  ------------
        Loans - net                                      12,615,429    12,437,230    11,882,099

Bank premises and equipment                                 350,912       349,233       343,716
Customer acceptance liability                                14,532        16,060        27,866
Other assets                                                446,106       454,712       464,631
                                                        ------------  ------------  ------------
     Total assets                                     $  19,123,302 $  19,168,300 $  18,059,987
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,122,457 $   3,461,462 $   2,928,138
    Interest-bearing demand                               1,506,358     1,602,350     1,570,989
    Money market accounts                                 2,499,122     2,335,429     2,020,518
    Savings passbook                                      1,643,233     1,634,430     1,754,249
    Certificates of deposit                               5,355,467     5,277,975     5,253,393
                                                        ------------  ------------  ------------
        Total deposits                                   14,126,637    14,311,646    13,527,287

Short-term borrowed funds                                 2,496,506     2,303,159     2,193,435
Other debt                                                  733,204       734,021       525,138
Bank acceptances outstanding                                 14,532        16,060        27,866
Other liabilities                                           258,035       278,594       270,430
                                                        ------------  ------------  ------------
        Total liabilities                                17,628,914    17,643,480    16,544,156

Stockholders' equity:
  Preferred stock                                            14,414        15,344        26,979
  Common stock                                               94,266        94,266        95,880
    Issued: March 31, 1996, 75,413,098 shares
    Issued: December 31, 1995, 75,413,098 shares
    Issued: March 31, 1995, 76,703,652 shares
  Capital surplus                                           141,265       147,502       211,707
  Retained earnings                                       1,310,468     1,298,857     1,185,441
  Treasury stock                                            (80,675)      (64,834)       (2,600)
    Held: March 31, 1996, 2,303,006 shares
    Held: December 31, 1995, 2,186,834 shares
    Held: March 31, 1995, 478,653 shares
   Restricted stock                                             (25)         (442)       (1,469)
   Unrealized gains (losses) on secur avail for sale          14,675        34,127          (107)
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,494,388     1,524,820     1,515,831
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,123,302 $  19,168,300 $  18,059,987
                                                        ============  ============  ============


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- ----------------------------------------------------------------------
                                               Three Months Ended
                                                March 31
(thousands of dollars, except per share data)       1996       1995
- --------------------------------------------- ----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  275,413 $  258,720
Securities                                        66,238     59,850
Interest-bearing deposits with banks                 148        418
Federal funds sold and resale agreements             649      3,071
Trading securities                                   131        218
                                               ---------- ----------
     Total interest revenue                      342,579    322,277

INTEREST EXPENSE
Deposits                                         114,766    103,250
Short-term borrowed funds                         30,544     30,621
Other debt                                        12,933      9,881
                                               ---------- ----------
     Total interest expense                      158,243    143,752
                                               ---------- ----------
NET INTEREST REVENUE                             184,336    178,525
Provision for loan losses                          9,209     13,136
                                               ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           175,127    165,389

OTHER OPERATING REVENUE
Trust and investment management fees              35,447     31,684
Service charges on deposit accounts               20,848     19,757
Credit card service revenue                       15,568     13,955
Data processing fees                               4,616      4,919
Securities gains (losses)                             41     (5,683)
Other revenue                                     28,124     23,583
                                               ---------- ----------
     Total other operating revenue               104,644     88,215

OTHER OPERATING EXPENSE
Salaries                                          82,140     81,093
Employee benefits                                 19,377     19,413
Equipment expense                                 16,675     13,870
Net occupancy expense                             15,913     14,533
Net foreclosed assets expense (income)               108       (343)
Restructuring expense                             50,237     19,996
Other expense                                     43,061     51,194
                                               ---------- ----------
     Total other operating expense               227,511    199,756

INCOME BEFORE INCOME TAXES                        52,260     53,848
Applicable income taxes                           15,142     17,563
                                               ---------- ----------
NET INCOME                                    $   37,118 $   36,285
                                               ========== ==========
Net income applicable to common stock         $   36,866 $   35,737
                                               ========== ==========
PER COMMON SHARE
Net income                                    $.50       $.47
Dividends                                      .34        .30


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                      March 31
(thousands of dollars)                                                         1996            1995
- -------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     37,118   $      36,285
   Adjustments:
      Provision for loan losses                                                  9,209          13,136
      Depreciation, amortization, and accretion                                 18,713           7,579
      Net (increase) decrease in trading securities                                (38)         16,128
      Net decrease in loans held for resale                                     23,941          15,521
      Gain on sale of assets                                                      (254)         (1,475)
      Decrease (increase) in other assets                                       31,999         (12,888)
      Decrease in other liabilities                                            (18,325)        (16,827)
      Other, net                                                                   452            (270)
                                                                          -------------  --------------
            Net cash provided by operating activities                          102,815          57,189
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                  29,118         128,641
      Net (increase) decrease in interest-bearing deposits with banks           (4,158)         24,118
      Purchase of securities available for sale                               (157,508)           (489)
      Sale of securities available for sale                                     38,430         120,451
      Maturities of securities available for sale                              136,705               0
      Maturities of securities held to maturity                                101,763         337,580
      Purchase of securities held to maturity                                  (57,036)       (633,802)
      Net decrease (increase) in loans                                          87,292        (170,063)
      Cash acquired in acquisitions                                              4,901             294
      Proceeds from sale of foreclosed assets                                    1,395             804
      Purchase of bank premises and equipment                                   (9,590)        (17,666)
      Proceeds from sale of bank premises and equipment                             62             161
                                                                          -------------  --------------
            Net cash provided by (used in) investing activities                171,374        (209,971)
Cash Flows from Financing Activities:
      Net (decrease) increase in deposits                                     (429,093)         44,144
      Net increase (decrease)  in short-term borrowed funds                    133,347         (97,316)
      Issuance of long-term debt                                                     0          58,500
      Repayment of long-term debt                                              (17,817)         (3,904)
      Common/treasury stock repurchases                                        (76,018)        (22,694)
      Common/treasury stock transactions                                         9,982             579
      Cash dividends                                                           (25,508)        (23,246)
                                                                          -------------  --------------
            Net cash used in financing activities                             (405,107)        (43,937)
Net decrease in cash and due from banks                                       (130,918)       (196,719)
Cash and due from banks at beginning of period                               1,310,746       1,092,114
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,179,828   $     895,395
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    163,114   $     142,528
      Income taxes                                                              10,540           5,268

Transfer to foreclosed assets from loans                                  $      1,848   $       2,349


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- -----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1995.

2. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     March 31, 1996
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $      1,768 $        131 $        (17)$      1,882
   Mortgage backed obligations of federal agencies    1,237,323       30,352       (6,469)   1,261,206
   State and political subdivisions                   1,126,128       15,651       (5,932)   1,135,847
   Corporate debt                                        14,009           81         (206)      13,884
   Other                                                    197            0            0          197
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,379,425 $     46,215 $    (12,624)$  2,413,016
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,842,525 $     32,565 $     (9,023)$  1,866,067
   Mortgage backed obligations of federal agencies        9,633           99         (259)       9,473
   State and political subdivisions                       9,067           73          (50)       9,090
   Corporate debt                                         1,045            2           (1)       1,046
   Equity securities                                    101,659            0            0      101,659
   Money market mutual funds                             49,216            0            0       49,216
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,013,145 $     32,739 $     (9,333)$  2,036,551
                                                     ===========  ===========  ===========  ===========


3. Nonperforming Assets and Past Due Loans

                                                                   March 31    December 31   March 31
                                                                     1996         1995         1995
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     27,611 $     26,239 $     30,424
      Commercial - real estate                                        48,107       46,959       36,273
      Consumer                                                        16,682       16,187        9,487
                                                                  -----------  -----------  -----------
                                                                      92,400       89,385       76,184
   Renegotiated loans:
      Commercial                                                          39           40           69
      Commercial - real estate                                         1,336        1,336          644
                                                                  -----------  -----------  -----------
                                                                       1,375        1,376          713
   Foreclosed assets                                                   8,933        7,141       11,209
                                                                  -----------  -----------  -----------
        Total                                                   $    102,708 $     97,902 $     88,106
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .80        % .77        % .73        %
     Total assets                                                 .54          .51          .49


   Loans past due 90 days and still accruing
      Commercial                                                $     10,902 $     21,039 $     16,218
      Commercial - real estate                                        11,900        9,287       10,147
      Consumer                                                        23,769       19,084       13,054
                                                                  -----------  -----------  -----------
      Total                                                     $     46,571 $     49,410 $     39,419
                                                                  ===========  ===========  ===========
                                         -4-

4. Reserve for Loan Losses

                                                                                 Three Months Ended
                                                                                March 31
                                                                               ------------------------
                                                                                  1996         1995
                                                                               -----------  -----------
   Balance - beginning of period                                             $    195,283 $    190,552
   Provision for loan losses                                                        9,209       13,136
   Loan recoveries                                                                  5,687        3,957
   Loan charge-offs                                                               (11,779)     (12,295)
   Reserves of acquired banks                                                       4,457          865
                                                                               -----------  -----------
   Balance - end of period                                                   $    202,857 $    196,215
                                                                               ===========  ===========

   Net charge-offs to average loans                                            .19        % .28        %
   Reserve to period-end loans                                                       1.58         1.62

5. Changes in Stockholders' Equity

                                                       Three Months Ended
                                                      March 31
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------

   Balance - beginning of period                   $  1,524,820 $  1,512,685
     Net income                                          37,118       36,285
     Common stock issued                                      0        3,870
     Common stock retired                                   (11)     (24,407)
     Preferred stock converted                           (1,515)           0
     Treasury stock issued                               47,533        9,276
     Treasury stock purchased                           (68,691)           0
     Restricted stock transactions                        1,451           82
     Change in unrealized gains(losses) on
      securities available for sale                     (20,809)         947
     Dividends - common stock                           (25,252)     (22,359)
               - preferred stock                           (256)        (548)
                                                     ------------------------
   Balance - end of period                         $  1,494,388 $  1,515,831
                                                     ========================



FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- ----------------------------  -----------------------
6. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk.

                                                                  March 31, 1996
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-95                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      269 $      192          5.23 %       5.30 %    2.1 yr  $       (1.3)
       Other                        55         95          6.52         6.49       .2
   Receive variable                 37         37          5.36         8.01      1.6             (1.3)

   Interest rate floors*           601        601          4.88                   3.3              4.4
   Interest rate caps*             100        100          6.25                    .5
                              ---------  ---------                                          -----------
                            $    1,062 $    1,025                                         $        1.8
                              =========  =========                                          ===========


   *Interest rate floors and caps provide for the receipt of payments when the index interest rate is below or above the predetermined interest rate.


<\TABLE.



7. New Accounting Rules

   The Financial Accounting Standards Board issued Statement No. 121,
   Accounting for the Impairment of Long-Lived Assets and for Long-Lived
   Assets to be Disposed of", which Firstar adopted in 1996. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have any significant impact on the results of operations.
                                       -6-
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation reported net income for the first quarter of 1996 of
$37.1 million, or $.50 per common share,    up 6.4% from the $36.2 million ,
or $.47 per common share , for the same period last year.  Return on common equity  was 9.59% for the first quarter of the year, compared with 9.77% for the same period last year, while return on average  assets was .79% compared to .83% during the first quarter of last year.  Table 1 shows the components of  net income and net interest margin.


Table 1.  Condensed income statements - taxable equivalent basis
                                                      Three Months Ended
                                                          March 31
                                                  -------------------------------
                                                   1996       1995       Change
                                                  -------  -----------  ---------
                                                  (millions of dollars)
Interest revenue                                $  342.6 $      322.2 $     20.4
Taxable-equivalent adjustment                        8.6          8.5        0.1
                                                  -------  -----------  ---------
  Interest revenue - taxable-equivalent            351.2        330.7       20.5
Interest  expense                                  158.2        143.7       14.5
                                                  -------  -----------  ---------
  Net  interest  revenue - taxable-equivalent      193.0        187.0        6.0
Provision for loan losses                            9.2         13.1       (3.9)
Other operating revenue                            104.6         88.2       16.4
Other operating expense                            227.5        199.8       27.7
                                                  -------  -----------  ---------
  Income before income taxes                        60.9         62.3       (1.4)
Provision for income taxes                          15.2         17.5       (2.3)
Taxable-equivalent adjustment                        8.6          8.5        0.1
                                                  -------  -----------  ---------
Net income                                      $   37.1 $       36.3 $      0.8
                                                  =======  ===========  =========

Yield on earning assets                             8.17 %       8.24 %    (0.07)
Cost of interest-bearing liabilities                4.51         4.44       0.07
                                                  -------  -----------  ---------
Interest spread                                     3.66         3.80      (0.14)
Impact of interest-free funds                       0.82         0.85      (0.03)
                                                  -------  -----------  ---------
  Net interest margin                               4.48 %       4.65 %    (0.17)
                                                  =======  ===========  =========

  Both years' first quarters earnings included restructuring charges which reduced reported net income. The current year's first quarter earnings include a $30.3 million, or $.41 per share, after-tax charge associated with a corporate restructuring. The $22.2 million, or $.29 per share, after-tax charge taken in the first quarter of 1995 was in connection with several bank acquisitions. Excluding both quarters' restructuring charges, earnings per share rose 19.7% over the first quarter of 1995 to $.91 per share from $.76 per share. Return on equity, excluding these charges would have been 17.48% in 1996 and 15.84% in the first quarter of 1995. Table 2 shows the detail of these charges.

INSERT TABLE2


Table 2. Restructuring costs

                                                         Three months ended March 31
                                                         --------------------------
                                                                 1996       1995
                                                         --------------------------
                                                           (thousands of dollars)

Additional loan loss provisions                          $          0 $    8,794
Losses on sales of securities                                       0      5,709

Restructuring expenses:
  Employee severence                                           22,457     10,400
  Facilities and equipment                                      5,502      4,032
  Other                                                        22,278      5,564
                                                           -----------  ---------
                                                               50,237     19,996
                                                           -----------  ---------
Total pre-tax costs                                            50,237     34,499
Income tax benefit                                             19,926     12,310
                                                           -----------  ---------
  Total                                                  $     30,311 $   22,189
                                                           ===========  =========

Per common share impact                                  $       0.41 $     0.29


  In the first quarter of 1996 Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward , the corporate wide restructuring program.
 This program is expected to add $140 million to annualized pre-tax earnings when fully implemented by mid-1997. The charge included severance accruals of $22.4 million associated with staff reductions of approximately 1,450 people, fixed asset write-downs of $5.5 million, and other project costs of $22.3 million. The total charge consists of $44.1 million in anticipated cash expenditures and $6.1 million of non-cash asset writedowns. Approximately one-half of these cash expenditures have been made as of March 31,1996. -7-

  In the first quarter of 1995 , certain merger and restructuring charges were taken in connection with completed bank acquisitions. These expenses totaled $34.5 million pre-tax. Additional loan loss provisions of $8.8 million were taken to increase the acquisition banks' loan loss reserve levels to conform with Firstar's policy. Also, securities not compatible with Firstar's investment policy were sold with a resulting loss of $5.7 million. These funds, totaling $120 million, were redeployed in the securities portfolio with a resulting increase in the net yield which recovered the loss within one year. Acquisition related restructuring charges totaling $20.0 million are included in operating expenses. Included in these charges were $10.4 million of costs associated with the severance of approximately 400 employees, $4.0 million related with office closing and write-off of unusable equipment, and $5.6 million of other costs associated with the mergers. The restructuring charge of $20.0 million consists of $14.7 million in anticipated cash expenditures and $5.3 million of non-cash write-downs. Cash payments have reduced this restructuring accrual to approximately $4.2 million as of March 31, 1996.

  Net interest revenue during the first quarter of 1996, on a taxable equivalent basis, was $193.0 million which was $5.8 million, or 3.2%, above the level of the same period last year. The net interest margin was 4.48% during the first quarter compared to 4.65% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, which increased 6.5% from a year earlier, partially offset by the reduced net interest margin. The margin has been compressed by rising cost of funds, due to a change in mix of deposits, which has not been fully offset by increased yields on earning assets.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 6.3% to $351.2 million during the first quarter of 1996 compared to the same period last year. This resulted from a 6.5% increase in average earning assets, partially offset by reductions in the average interest rate earned. The rate received on earning assets decreased from 8.24% in the first quarter of 1995 to 8.17% in the same period of 1996. Loan revenue increased $16.7 million, or 6.5%, from the same period last year. The increased loan revenue was the result of a 7.1% increase in loan balances from the same period last year which was only partially offset by lower rates.

  Total interest expense was $158.2 million during the first quarter 1996, an increase of $14.5 million, or 10.1%, from the same period last year. Interest rates on liabilities increased from 4.44% in 1995 to 4.51% in 1996. Interest expense on total deposits increased $11.5 million, or 11.1%, in the first quarter of 1996 compared to the same period last year, due to a change in mix to higher costing certificates of deposits. Interest paid on short-term borrowed funds increased by $3.0 million due to higher average balances.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $400 thousand and net interest margin by .01% during the first quarter of 1996. This compares to a decrease in net interest revenue of $3.4 million and a decrease in net interest margin of .09% during the same period in 1995.

  The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset-liability forecast shows consolidated net interest revenue remaining stable under our most likely rate scenario. This rate scenario assumes an average prime rate of 7.60% compared with the current prime rate of 8.25%.

Table 3.  Analysis of interest revenue and expense

                                                         Three Months Ended March 31
                                            ----------------------------------------------------------------
                                                  Interest             Total         Due to
                                            ----------------------                --------------------------
                                               1996        1995        Change        Volume         Rate
                                            -----------  ---------  ------------  ------------  ------------
                                                                  (thousands of dollars)
Interest-bearing deposits
  with banks                              $        148 $      418 $        (270)$        (219)$         (51)
Federal funds sold and
  resale agreements                                649      3,071        (2,422)       (2,187)         (235)
Trading securities                                 145        270          (125)          (73)          (52)
Securities                                      73,215     66,459         6,756         6,315           441
Commercial loans                               150,890    146,287         4,603         7,535        (2,932)
Consumer loans                                 126,187    114,252        11,935        10,987           948
                                            -----------  ---------  ------------
  Total loans                                  277,077    260,539        16,538        18,463        (1,925)
                                            -----------  ---------  ------------
  Total interest revenue                       351,234    330,757        20,477        21,418          (941)

Interest-bearing demand                          5,418      6,970        (1,552)         (258)       (1,294)
Money market accounts                           24,109     20,097         4,012         3,936            76
Savings passbook                                10,487     11,683        (1,196)         (858)         (338)
Certificates of deposit                         74,752     64,500        10,252         4,569         5,683
                                            -----------  ---------  ------------
  Total deposits                               114,766    103,250        11,516         5,713         5,803
Short-term borrowed funds                       30,544     30,621           (77)        3,002        (3,079)
Long-term debt                                  12,933      9,881         3,052         3,476          (424)
                                            -----------  ---------  ------------
  Total interest expense                       158,243    143,752        14,491        10,844         3,647
                                            -----------  ---------  ------------
  Net interest revenue                    $    192,991 $  187,005 $       5,986        11,877        (5,891)
                                            ===========  =========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.

  The provision for loan losses of $9.2 million was $3.9 million lower than last year. As discussed previously, $8.8 million of 1995's provision related to a merger adjustment to loan loss reserve levels. Net charge-offs for the first quarter were at a level of .19% of average outstanding loans compared to
 .28% a year earlier. The reserve for loan losses represented 1.58% of total loans at March 31, 1996, down from 1.62% a year earlier.

  Consumer loan losses have shown increases over the past year with the charge
- -off rate rising from .32% of loans in the first quarter of 1995 to .41% in the current quarter. This trend is more evident in the credit card area where charge-off levels rose from 1.76% to 3.19% between the two periods. Increased consumer debt loads and delinquency rates have been experienced throughout the country. Firstar expects that credit card charge-offs will remain at or increase modestly from the current levels. The commercial loan charge-off rate for the first quarter of this year of this year was only .02%. While commercial loan charge-offs have fluctuated during the past five quarters, they remain at an overall low level. Table 4 shows information on loan charge-offs.

Nonperforming assets were $102.7 million at March 31, 1996 which amounted to
 .80% of total loans and foreclosed assets. This was an $4.8 million increase from the prior year end which was .77% and an increase of $14.6 million from a year earlier. Nonperforming assets have gone up in part due to the application of Firstar's credit review policies to the loan portfolios of the recently acquired banks.



Table 4. Net loan charge-offs

                                                                       Quarter ended
                                               ------------------------------------------------------------------
                                                   3-31-96    12-31-95     9-30-95       6-30-95       3-31-95
                                                 -----------  ---------  ------------  ------------  ------------
                                               (thousands of dollars)  (thousands of dollars)
Credit card                                    $      4,746 $    4,215 $       2,121 $       2,468 $       2,387
Other consumer                                        1,072      4,625         2,464         1,425         1,768
                                                 -----------  ---------  ------------  ------------  ------------
  Total consumer                                      5,818      8,840         4,585         3,893         4,155
Commercial                                              274      4,277            71         2,886         4,183
                                                 -----------  ---------  ------------  ------------  ------------
  Total net charge-offs                        $      6,092 $   13,117 $       4,656 $       6,779 $       8,338
                                                 ===========  =========  ============  ============  ============

Net charge-offs as a % of:
Credit card                                            3.19 %     2.43 %        1.95 %        1.81 %        1.76 %
Other consumer                                         0.08       0.42          0.15          0.09          0.15
  Total consumer                                       0.41       0.63          0.33          0.26          0.32
Commercial                                             0.02       0.25          --            0.19          0.26
  Total loans                                          0.19       0.42          0.15          0.22          0.28


  Other operating revenue, excluding securities gain and losses, increased by 11.4% to a level of $104.6 million in the first quarter of 1996 compared to the same period last year. Table 5 shows the composition of other operating revenue.


Table 5.  Other operating revenue
                                                                Three Months Ended
                                                                      March 31
                                                          ----------------------------------------
                                                              1996          1995         Change
                                                          ------------  ------------  ------------
                                                          (thousands of dollars)
Trust and investment management fees                    $      35,447 $      31,684          11.9 %
Service charges on deposit accounts                            20,848        19,757           5.5
Credit card service revenue                                    15,568        13,955          11.6
Mortgage loan servicing                                         6,686         5,963          12.1
Mortgage loan origination                                       7,099         1,675         323.8
Data processing fees                                            4,616         4,919          (6.2)
Insurance revenue                                               2,399         2,729         (12.1)
Brokerage revenue                                               3,463         2,340          48.0
International fees                                              1,355         1,402          (3.4)
Foreign exchange gains                                            675           539          25.2
ATM fees                                                        1,190         1,258          (5.4)
Safe deposit fees                                               1,096         1,137          (3.6)
Trading securities gains                                          491           689         (28.7)
Other                                                           3,670         5,851         (37.3)
                                                          ------------  ------------
  Subotal                                                     104,603        93,898          11.4
Securities (losses) gains                                          41        (5,683)
  Total                                                   ------------  ------------
                                                        $     104,644 $      88,215          18.6 %
                                                          ============  ============

  Other operating revenue represents 35% of total revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first quarter of 1996 this ratio was 2.22% compared to 2.15 % during the same period last year.

  Trust and investment management fees are the single largest source of fee revenue, contributing $35.4 million, or 34%, of other operating revenue. This level represents an 11.9% growth in revenue during the first quarter of 1996 compared to the same period last year. Trust and investment assets under management were $18.9 billion on March 31, 1996, a 17.0% increase from the year earlier level primarily due to the result of general market value appreciation. Additionally, assets held in custody rose by 43.1% to a level of $61.2 billion during the same time period.

  Revenue from service charges on deposit accounts at $20.8 million for the first quarter of 1996 was 5.5% higher than last year.

  Credit card service revenues are the third largest source of fee revenue, totaling $15.6 million during the first quarter of 1996, which was an 11.6% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all contributed to this revenue growth.

  Revenue from mortgage loan origination activities more than tripled from the year earlier level, increasing by $5.4 million to $7.1 million driven by the increase in refinancing volumes which occured early in the first quarter of 1996. Mortgage interest rates have since increased modestly and origination volumes have correspondingly declined. Mortgage loan servicing revenues increased 12.1% to level of $6.7 million. Sales of servicing rights contributed $2.8 million of revenue in the first quarter of this year and $1.9 million in the same quarter of 1995.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $19.0 million, a reduction of $1.9 million from the same period of 1995. Last year's revenue included some nonrecurring items which accounted for this decline.

  Other operating expense increased to a level of $227.5 million for the first quarter of 1996. Excluding the restructuring charges taken in both periods , expenses declined by 1.4%. Personnel costs rose by 1.0% to a level of $101.5 million. Nonpersonnel expense , excluding the restructuring charges, declined
by 4.4%.   The detail of other operating expense is shown in Table 6.

  Net occupancy expense increased $1.4 million, or 9.5% in the first quarter of 1996 compared to the same period last year. The increase was due to a bank acquisition in the first quarter. Equipment expense increased $2.8 million, or 20.2% during the first quarter of 1996 compared to the same period last year. The increase in equipment expense was due to data processing system upgrades resulting from investments in new technology and increased processing volumes from bank acquisitions.

  In the third quarter of 1995, the FDIC reduced the rate charged for deposit insurance to all BIF insured banks and refunded excess premiums paid. The current rate is $2,000 per year for each insured bank compared with the $.23 per $100 of deposits previously charged. Firstar also has deposits subject to SAIF insurance totaling approximately $1.3 billion. The insurance rate on these deposits remains at $.23 per $100 of deposits, thus creating a blended rate. These new rates reduced FDIC expense from $7.3 million in the first quarter of 1995 to $1.1 million this year.

  The efficiency ratio, which is the ratio of expense to revenue, was 59.6% in the first quarter of 1996 compared to 64.0% a year earlier. Firstar has initiated a corporate-wide restructuring program with a goal of reaching a 55% efficiency ratio in 1997.


Table 6.  Other operating expense
                                                                  Three Months Ended
                                                                      March 31
                                                             ----------------------------------------
                                                                 1996          1995         Change
                                                             ------------  ------------  ------------
                                                             (thousands of dollars)
Salaries                                                   $      82,140 $      81,093           1.3 %
Employee benefits                                                 19,377        19,413          (0.2)
                                                             ------------  ------------
  Total personnel expense                                        101,517       100,506           1.0

Net occupancy expense                                             15,913        14,533           9.5
Equipment expense                                                 16,675        13,870          20.2
Business development                                               5,384         6,944         (22.5)
F.D.I.C. insurance                                                 1,097         7,349         (85.1)
Stationery and supplies                                            5,554         4,603          20.7
Delivery                                                           5,200         4,700          10.6
Professional fees                                                  4,555         4,374           4.1
Information processing expense                                     4,547         5,534         (17.8)
Amortization of intangibles                                        3,622         3,048          18.8
Employee education/recruiting                                      1,531         2,260         (32.3)
Federal Reserve processing fees                                      925         1,087         (14.9)
Commissions and service fees                                       1,324         1,342          (1.3)
Wire communication                                                 1,983         1,845           7.5
Processing and other losses                                        1,804         1,291          39.7
Credit card assessment fees                                        1,522         1,201          26.7
Net foreclosed assets expense(income)                                108          (343)
Published information                                                643           883         (27.2)
Insurance                                                            370           387          (4.4)
Other                                                              3,000         4,346         (31.0)
                                                             ------------  ------------
  Total nonpersonnel expense                                      75,757        79,254          (4.4)
Restructuring charges                                             50,237        19,996
                                                             ------------  ------------
  Total other operating expense                            $     227,511 $     199,756          13.9 %
                                                             ============  ============


  Total assets on March 31, 1996 were $19.1 billion, essentially level with December 31, 1995 and up $1.1 billion from a year earlier. Earning assets totaled $17.1 billion, up $94 million, or less than 1% from year end. Earning assets have increased $804 million ,or 4.9%, from a year earlier.

  Loans totaled $12.8 billion on March 31, 1996 an increase of $186 million from year end 1995 and $740 million from a year earlier. A bank acquisition which occurred in the first quarter of 1996 added approximately $300 million of loans. Exclusive of acquisition related impact, loans declined by just under 1% from year end and increased by 3.6% over a year ago.

  Commercial loans were $7.1 billion on March 31,1996 , an increase of $53 million, or less than 1% from last year end, exclusive of the effect of the bank acquisition. Compared to a year earlier , commercial loans have increased by 4.7%. Commercial loan growth has slowed during the past two quarters. Current expectations are for loans to grow in the 3% to 4% range in 1996 which is less than the 10% plus growth experienced in the past two years.

  Consumer loans were $5.7 billion on March 31, 1996, a decline of $165 million, or 2.9% from year end, excluding loans added from the bank acquisition. Consumer loans increased $126 million, or 2.3%, from a year earlier. Good growth has been evident in charge card loans, which are up nearly 10% from a year ago and home equity loans which increased by over 15%. Residential mortgage loans ,excluding loans from the bank acquisition and mortgages held for sale have declined by over $200 million from March 31,1995 due to both loan repayments and consumer preference for longer term mortgages which Firstar originates but does not hold as portfolio loans.

  Total securities, including both those designated as available for sale and those held to maturity were $4.4 billion at March 31,1996 compared with $4.5 billion at year end and $4.2 billion a year earlier.

  Fund sources, consisting of deposits and borrowed funds, were $17.4 billion on March 31,1996, level with year end 1995 and $1.1 billion higher than a year earlier. Total deposits were $14.1 billion, a decrease of $437 million from year end levels and an increase of $348 million, or 2.6% from a year ago excluding the impact of the bank acquisition. The decline from year end deposit levels was for the most part attributable to the higher commercial deposit balances typically maintained by Firstar's customers at year end periods. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's deposit growth.

  Borrowed funds increased to $3.2 billion on March 31,1996, an increase of $193 million from year end and $511 million from a year earlier. More reliance has been placed on borrowed funds to support earning asset growth, as loan growth has continued to outpace deposit growth over the past year.

  Stockholders' equity totaled $1,494 million at the end of the first quarter, a decrease of $30 million from the year end level and $21 million from the total at March 31,1995. Firstar has repurchased over 5.4 million shares of its common stock over the past twelve months. Of this total, 1.8 million were permanently retired; 887 thousand were reissued in a bank acquisition; 970 thousand were reissued for stock options and conversions; and 1.7 million are
currently reserved for issuance in a pending acquisition.   Firstar's capital
management plan strives to match longer term capital needs while maintaining sound capital levels and enhancing the return on equity. A summary of capital components and ratios is shown in Table 7.

  The board of directors declared a quarterly dividend to common stockholders of $.38 per share which was payable May 15 to stockholders of record May 1. This was an 11.8% increase in the quarterly dividend rate.


Table 7.  Capital components and ratios
                                                                  March 31      December 31   March 31
                                                                  1996          1995          1995
                                                                  ------------  ------------  ------------
                                                                  (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                          $   1,494,388 $   1,524,820 $   1,515,831
  Unrealized (gains) losses on securities available for sale          (14,675)      (34,127)          107
  Minority interest in subsidiaries                                     2,198         3,171         2,849
  Less goodwill                                                      (118,159)     (107,298)     (110,774)
                                                                  ------------  ------------  ------------
    Total Tier I capital                                            1,363,752     1,386,566     1,408,013

Allowable reserve for loan losses                                     167,836       167,564       158,465
Allowable long-term debt                                              111,336       111,336        78,786
                                                                  ------------  ------------  ------------
    Total Tier II capital                                             279,172       278,900       237,251
                                                                  ------------  ------------  ------------
    Total capital                                               $   1,642,924 $   1,665,466 $   1,645,264
                                                                  ============  ============  ============

Risk-adjusted assets                                            $  13,391,890 $  13,377,391 $  12,639,485

Tier I capital to risk-adjusted assets                                  10.18 %       10.36 %       11.14 %
Total capital to risk-adjusted assets                                   12.27         12.45         13.02
Tier I leverage ratio                                                    7.26          7.52          7.99

  The foregoing discussion under Item 2 included forecasts concerning revenues, expenses and other business results which are based upon estimates. There are numerous factors such as changes in economic conditions that could adversely affect actual results. Therefore, there will be differences between these forecasts and actual results and no assurance can be given that these forecasts will be achieved.


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
- -----------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended
                                         March 31
                                         ----------------------
                                             1996       1995
                                         ----------------------
Earnings and Dividends
Net income                               $   37,118 $   36,285
Per common share:
  Net income                                   0.50       0.47
  Dividends                                    0.34       0.30
  Stockholders' equity                        20.24      19.53

Performance Ratios
Return on average assets                       0.79 %     0.83 %
Return on average common equity                9.59       9.77
Dividend payout ratio                         37.40      38.50
Equity to assets                               7.81       8.39
Net loan charge-offs as a percentage
  of average loans                             0.19       0.28
Nonperforming assets as a
  percentage of loans and other
  real estate                                  0.80       0.73
Net interest margin                            4.48       4.65

Statistical Data
Full-time equivalent staff (at quarter end)   8,512      9,697
Average common shares
  outstanding (000's)                        73,798     76,026
Actual common shares
  outstanding (000's at quarter end)         73,110     76,225

Stock Price Information
High                                     $   45.875 $   30.250
Low                                          36.625     26.250
Close                                        44.750     29.500











FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- -------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended March 31
                                -----------------------------------------------------------------------
                                                  1996                                 1995
                                ------------------------------------- ---------------------------------
                                  Average                 Average       Average                Average
                                  Balance      Interest   Rate          Balance      Interest  Rate
                                ------------------------------------- ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $     11,390 $       148      5.23 %  $     27,792 $      418   6.10 %
Federal funds sold and
 resale agreements                    47,586         649      5.49         206,556      3,071   6.03
Trading securities                    10,070         145      5.79          14,594        270   7.50
Securities:
  Taxable                          3,305,879      52,433      6.36       3,001,508     46,600   6.26
  Nontaxable                       1,137,883      20,782      7.31       1,058,804     19,859   7.50
                                  -----------  ----------               -----------  ---------
 Total securities                  4,443,762      73,215      6.60       4,060,312     66,459   6.58
Loans:
  Commercial                       6,988,904     150,890      8.68       6,641,823    146,287   8.93
  Consumer                         5,760,457     126,187      8.79       5,258,569    114,252   8.76
                                  -----------  ----------               -----------  ---------
  Total loans                     12,749,361     277,077      8.73      11,900,392    260,539   8.85
                                  -----------  ----------               -----------  ---------
  Interest earning assets         17,262,169     351,234      8.17      16,209,646    330,757   8.24
Reserve for loan losses             (199,373)                             (191,582)
Cash and due from banks            1,036,561                               907,648
Other assets                         818,078                               801,109
                                  -----------                           -----------
  Total assets                  $ 18,917,435                          $ 17,726,821
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,556,357 $     5,418      1.40 %  $  1,611,493 $    6,970   1.75 %
Money market accounts              2,443,300      24,109      3.97       2,044,623     20,097   3.99
Savings passbook                   1,639,475      10,487      2.57       1,772,449     11,683   2.67
Certificates of deposit            5,376,477      74,752      5.59       5,023,929     64,500   5.21
Short-term borrowed funds          2,339,607      30,544      5.25       2,120,846     30,621   5.86
Other debt                           737,533      12,933      7.02         547,723      9,881   7.22
                                  -----------  ----------               -----------  ---------
  Interest-bearing liabilities    14,092,749     158,243      4.51      13,121,063    143,752   4.44
Demand deposits                    2,998,780                             2,798,752
Other liabilities                    265,784                               296,630
Stockholders' equity               1,560,122                             1,510,376
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 18,917,435                          $ 17,726,821
                                  ===========                           ===========
Net interest
  revenue/margin                             $   192,991      4.48 %               $  187,005   4.65 %
                                               ==========                            =========






                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Firstar Corporation was held on April 18, 1996. The items presented at the meeting and the results of the vote were as follows:

1.  The management nominees for directors for terms expiring in 1999 were elected.  There were no abstentions or broker
nonvotes.
                                                     Authority
                                                      to vote
                                         For          withheld
                                   ----------------  ----------
         Michael E. Batten              60,601,510     395,080
         Robert C. Buchanan             60,588,690     407,900
         James L. Forbes                60,102,270     894,320
         C. Paul Johnson                60,114,588     882,002
         James H. Keyes                 60,143,402     853,188




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



                                   FIRSTAR CORPORATION


                                   /s/ Jeffrey B. Weeden
                                   ------------------
                                   Jeffrey B. Weeden
                                   Senior Vice President-Finance and
                                   Treasurer (Chief Financial Officer)



May 13, 1996

