Form 10-Q
period 1996-06-30
FIRSTAR CORP /WI/
filed 1996-08-14
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED JUNE 30, 1996        COMMISSION FILE NUMBER 1-2981




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

As of July 29, 1996, 75,178,457 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Cash Flows                  3

         Supplemental Footnotes                                 4



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7

         Additional Financial Data                               15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                       17


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------
                                                        June 30       December 31   June 30
(thousands of dollars)                                      1996          1995          1995
- ------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,066,838 $   1,310,746 $     953,824
Interest-bearing deposits with banks                         10,402         5,467         6,342
Federal funds sold and resale agreements                     89,879       109,945       258,943
Trading securities                                            9,347        10,029        17,929
Securities held to maturity (market value $2,313,276,
    $2,492,346 and $4,052,234 on June 30, 1996,
   December 31, 1995 and June 30, 1995)                   2,303,223     2,427,030     3,988,223
Securities available for sale                             2,013,629     2,047,848       214,906
Loans:
Commercial and industrial                                 3,245,776     3,078,148     3,169,201
Real estate                                               2,854,273     2,849,388     2,823,817
Other                                                       873,139     1,038,677       957,295
                                                        ------------  ------------  ------------
  Commercial loans                                        6,973,188     6,966,213     6,950,313

Credit card                                                 611,950       619,868       544,423
Real estate - mortgage                                    2,695,426     2,722,531     2,689,915
Home equity                                                 988,537       935,907       885,511
Other                                                     1,386,623     1,387,994     1,413,269
                                                        ------------  ------------  ------------
  Consumer loans                                          5,682,536     5,666,300     5,533,118
                                                        ------------  ------------  ------------
     Total loans                                         12,655,724    12,632,513    12,483,431
     Reserve for loan losses                               (205,041)     (195,283)     (199,423)
                                                        ------------  ------------  ------------
        Loans - net                                      12,450,683    12,437,230    12,284,008

Bank premises and equipment                                 350,548       349,233       345,485
Customer acceptance liability                                19,583        16,060        30,072
Other assets                                                498,248       454,712       472,114
                                                        ------------  ------------  ------------
     Total assets                                     $  18,812,380 $  19,168,300 $  18,571,846
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,120,027 $   3,461,462 $   2,893,599
    Interest-bearing demand                               1,513,355     1,602,350     1,556,554
    Money market accounts                                 2,470,748     2,335,429     2,005,050
    Savings passbook                                      1,598,782     1,634,430     1,750,815
    Certificates of deposit                               5,333,198     5,277,975     5,401,863
                                                        ------------  ------------  ------------
        Total deposits                                   14,036,110    14,311,646    13,607,881

Short-term borrowed funds                                 2,503,259     2,303,159     2,578,821
Other debt                                                  589,074       734,021       547,346
Bank acceptances outstanding                                 19,583        16,060        30,072
Other liabilities                                           248,577       278,594       266,567
                                                        ------------  ------------  ------------
        Total liabilities                                17,396,603    17,643,480    17,030,687

Stockholders' equity:
  Preferred stock                                            12,359        15,344        19,110
  Common stock                                               94,266        94,266        96,196
    Issued: June 30, 1996, 75,413,098 shares
    Issued: December 31, 1995, 75,413,098 shares
    Issued: June 30, 1995, 76,956,450 shares
  Capital surplus                                           142,007       147,502       215,199
  Retained earnings                                       1,352,501     1,298,857     1,212,124
  Treasury stock                                           (187,890)      (64,834)       (2,600)
    Held: June 30, 1996, 4,251,107 shares
    Held: December 31, 1995, 2,186,834 shares
    Held: June 30, 1995, 478,653 shares
   Restricted stock                                             (17)         (442)         (571)
   Unrealized gains on securities available for sale          2,551        34,127         1,701
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,415,777     1,524,820     1,541,159
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  18,812,380 $  19,168,300 $  18,571,846
                                                        ============  ============  ============


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------------------
                                               Three Months Ended         Six Months Ended
                                                June 30                      June 30
(thousands of dollars, except per share data)       1996       1995       1996       1995
- --------------------------------------------- ----------------------  ----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  272,842 $  271,356   $  548,255 $  530,076
Securities                                        66,791     64,076      133,029    123,926
Interest-bearing deposits with banks                 109        241          257        659
Federal funds sold and resale agreements           1,049      3,102        1,698      6,173
Trading securities                                   110        246          241        464
                                               ---------- ----------   ---------- ----------
     Total interest revenue                      340,901    339,021      683,480    661,298

INTEREST EXPENSE
Deposits                                         113,741    113,706      228,507    216,956
Short-term borrowed funds                         31,914     36,123       62,458     66,744
Other debt                                        10,981     10,083       23,914     19,964
                                               ---------- ----------   ---------- ----------
     Total interest expense                      156,636    159,912      314,879    303,664
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE                             184,265    179,109      368,601    357,634
Provision for loan losses                         10,846      9,987       20,055     23,123
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           173,419    169,122      348,546    334,511

OTHER OPERATING REVENUE
Trust and investment management fees              36,131     32,433       71,578     64,117
Service charges on deposit accounts               21,435     20,028       42,694     39,785
Credit card service revenue                       17,869     14,817       33,437     28,772
Data processing fees                               4,548      4,597        9,164      9,516
Securities gains (losses)                              1       (378)          42     (6,061)
Other revenue                                     26,239     25,118       54,363     48,701
                                               ---------- ----------   ---------- ----------
     Total other operating revenue               106,223     96,615      211,278    184,830

OTHER OPERATING EXPENSE
Salaries                                          76,534     82,203      158,674    163,296
Employee benefits                                 19,372     19,325       38,749     38,738
Equipment expense                                 14,930     14,950       31,605     28,820
Net occupancy expense                             14,661     14,418       30,574     28,951
Net foreclosed assets expense (income)               428        195          536       (148)
Restructuring expense                                  0      3,155       50,237     23,151
Other expense                                     43,605     49,763       87,077    100,957
                                               ---------- ----------   ---------- ----------
     Total other operating expense               169,530    184,009      397,452    383,765

INCOME BEFORE INCOME TAXES                       110,112     81,728      162,372    135,576
Applicable income taxes                           39,949     27,946       55,091     45,509
                                               ---------- ----------   ---------- ----------
NET INCOME                                    $   70,163 $   53,782   $  107,281 $   90,067
                                               ========== ==========   ========== ==========
Net income applicable to common stock         $   69,947 $   53,383   $  106,813 $   89,120
                                               ========== ==========   ========== ==========
PER COMMON SHARE
Net income                                    $.96       $.70         $1.46      $1.17
Dividends                                      .38        .34          .72        .64


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                      June 30
(thousands of dollars)                                                         1996            1995
- -------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    107,281   $      90,067
   Adjustments:
      Provision for loan losses                                                 20,055          23,123
      Depreciation, amortization, and accretion                                 35,988          21,931
      Net (increase) decrease in trading securities                                682          11,121
      Net decrease in loans held for resale                                    183,230         (99,413)
      Gain on sale of assets                                                      (148)          7,960
      Decrease (increase) in other assets                                      (24,686)        (28,146)
      Decrease in other liabilities                                            (26,140)        (19,130)
      Other, net                                                                 4,299           3,038
                                                                          -------------  --------------
            Net cash provided by operating activities                          300,561          10,551
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                  20,066          92,361
      Net (increase) decrease in interest-bearing deposits with banks           (4,935)         27,190
      Purchase of securities available for sale                               (231,240)         (4,801)
      Sale of securities available for sale                                     38,430         238,370
      Maturities of securities available for sale                              208,521          91,738
      Maturities of securities held to maturity                                224,579         422,050
      Purchase of securities held to maturity                                  (95,548)       (914,013)
      Net decrease (increase) in loans                                          76,730        (485,782)
      Cash acquired in acquisitions                                              4,901             294
      Proceeds from sale of foreclosed assets                                    4,409           7,834
      Purchase of bank premises and equipment                                  (23,402)        (28,338)
      Proceeds from sale of bank premises and equipment                          2,774           1,093
                                                                          -------------  --------------
            Net cash provided by (used in) investing activities                225,285        (552,004)
Cash Flows from Financing Activities:
      Net (decrease) increase in deposits                                     (519,620)        124,738
      Net increase in short-term borrowed funds                                140,100         331,070
      Issuance of long-term debt                                                     0          35,260
      Repayment of long-term debt                                             (161,947)        (11,802)
      Common/treasury stock repurchases                                       (189,893)         (8,350)
      Common/treasury stock transactions                                        15,329         (18,506)
      Cash dividends                                                           (53,723)        (49,247)
                                                                          -------------  --------------
            Net cash provided by financing activities                         (769,754)        403,163
Net decrease in cash and due from banks                                       (243,908)       (138,290)
Cash and due from banks at beginning of period                               1,310,746       1,092,114
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,066,838   $     953,824
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    325,759   $     290,253
      Income taxes                                                              73,793          56,372

Transfer to foreclosed assets from loans                                  $      5,815   $       4,882


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


2. Mergers and Acquisitions

   On July 12, 1996, Firstar Corporation completed the acquisition of American Bancorporation, Inc., and its parent, Jacob Schmidt Company, a $1.2 billion bank holding company. The transaction was accounted for as a purchase with the issuance of 4,000,000 shares of Firstar treasury stock and payment of $38.6 million in cash.


3. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     June 30, 1996
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $      1,893 $          2 $         (3)$      1,892
   Mortgage backed obligations of federal agencies    1,186,848       19,933      (10,684)   1,196,097
   State and political subdivisions                   1,102,082       10,757       (9,971)   1,102,868
   Corporate debt                                        12,367           53          (34)      12,386
   Other                                                     33            0            0           33
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,303,223 $     30,745 $    (20,692)$  2,313,276
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,861,205 $     17,969 $    (13,734)$  1,865,440
   Mortgage backed obligations of federal agencies        9,051           87         (285)       8,853
   State and political subdivisions                       9,197           41          (63)       9,175
   Corporate debt                                           273            0           (1)         272
   Equity securities                                    103,642            0            0      103,642
   Money market mutual funds                             26,247            0            0       26,247
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,009,615 $     18,097 $    (14,083)$  2,013,629
                                                     ===========  ===========  ===========  ===========


4. Nonperforming Assets and Past Due Loans

                                                                    June 30    December 31    June 30
                                                                     1996         1995         1995
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     32,828 $     26,239 $     26,748
      Commercial - real estate                                        36,363       46,959       44,070
      Consumer                                                        16,933       16,187       13,743
                                                                  -----------  -----------  -----------
                                                                      86,124       89,385       84,561
   Renegotiated loans:
      Commercial                                                          38           40           41
      Commercial - real estate                                         1,331        1,336        1,610
                                                                  -----------  -----------  -----------
                                                                       1,369        1,376        1,651
   Foreclosed assets                                                   9,905        7,141        7,526
                                                                  -----------  -----------  -----------
        Total                                                   $     97,398 $     97,902 $     93,738
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .77        % .77        % .75        %
     Total assets                                                 .52          .51          .50


   Loans past due 90 days and still accruing
      Commercial                                                $     18,446 $     21,039 $      8,733
      Commercial - eeal estate                                        11,393        9,287       13,513
      Consumer                                                        21,125       19,084       16,861
                                                                  -----------  -----------  -----------
      Total                                                     $     50,964 $     49,410 $     39,107
                                                                  ===========  ===========  ===========
                                         -4-

5. Reserve for Loan Losses

                                                         Three Months Ended         Six Months Ended
                                                      June 30                     June 30
                                                     -----------------------    ------------------------
                                                       1996         1995           1996         1995
                                                     ---------   -----------    -----------  -----------
   Balance - beginning of period                   $  202,857 $     196,215   $    195,283 $    190,552
   Provision for loan losses                           10,846         9,987         20,055       23,123
   Loan recoveries                                      7,682         4,525         13,369        8,482
   Loan charge-offs                                   (16,344)      (11,304)       (28,123)     (23,599)
   Reserves of acquired banks                               0             0          4,457          865
                                                     ---------   -----------    -----------  -----------
   Balance - end of period                         $  205,041 $     199,423   $    205,041 $    199,423
                                                     =========   ===========    ===========  ===========

   Net charge-offs to average loans                  .27      %  .22        %   .23        % .25        %
   Reserve to period-end loans                           1.62          1.60           1.62         1.60

6. Changes in Stockholders' Equity

                                                       Three Months Ended        Six Months Ended
                                                       June 30                   June 30
                                                     ------------------------  ------------------------
                                                        1996         1995         1996         1995
                                                     -----------  -----------  -----------  -----------

   Balance - beginning of period                   $  1,494,388 $  1,515,831 $  1,524,820 $  1,512,685
     Net income                                          70,163       53,782      107,281       90,067
     Common stock issued                                      0        4,089            0        7,959
     Common stock retired                                     0         (281)         (11)     (24,688)
     Preferred stock converted                           (1,419)        (278)      (2,934)        (278)
     Preferred stock redemption                               0       (8,350)           0       (8,350)
     Treasury stock issued                                6,768            0       54,301        9,276
     Treasury stock purchased                          (113,875)           0     (182,566)           0
     Restricted stock transactions                            8          898          102          980
     Change in unrealized gains(losses) on                    0            0            0            0
      securities available for sale                     (12,124)       1,808      (31,576)       2,755
     Dividends - common stock                           (27,916)     (25,941)     (53,168)     (48,300)
               - preferred stock                           (216)        (399)        (472)        (947)
                                                     ------------------------  ------------------------
   Balance - end of period                         $  1,415,777 $  1,541,159 $  1,415,777 $  1,541,159
                                                     ========================  ========================



FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
- ----------------------------  -----------------------
7. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk.

                                                                  June 30, 1996
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-95                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      269 $      156          5.21 %       5.54 %    1.7 yr  $       (1.7)
       Other                        55         35          8.55         8.25      0.1
   Receive variable                 37         37          5.36         8.01      1.4             (0.9)

   Interest rate floors*           601        601          4.88                   3.1              2.3
   Interest rate caps*             100        100          6.25                   0.3
                              ---------  ---------                                          -----------
                            $    1,062 $      929                                         $       (0.3)
                              =========  =========                                          ===========


   *Interest rate floors and caps provide for the receipt of payments when the index interest rate is below or above the predetermined interest rate.


<\TABLE.



8. New Accounting Rules

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation's net income for the first six months of 1996 was $107.3 million, or $1.46 per common share, up from the $90.1 million, or $1.17 per common share, for the same period last year. This represented a 24.8% increase in earnings per share. Return on common equity was 14.32% for the first half of the year, compared with 12.01% for the same period last year, while return on average assets was 1.14% compared to 1.01% during the first half of last year.

  Net income for the second quarter totaled $70.2 million, or $.96 per common share, up from $53.8 million, or $.70 per common for the same quarter of 1995. This represented a 37.1% increase in earnings per share. Return on common equity was 19.35% in the second quarter of 1996 compared to 14.19% in the same period of last year. Return on average assets was 1.50% compared with 1.19% last year.

  Table 1 shows the components of net income and net interest margin.

INSERT TABLE 1


Table 1.  Condensed income statements - taxable equivalent basis
                                              Three Months Ended                    Six Months Ended
                                                  June 30                              June 30
                                          -----------------------------------  ----------------------------------------
                                             1996         1995       Change        1996          1995         Change
                                          -----------  -----------  ---------  ------------  ------------  ------------
                                          (millions of dollars)                (millions of dollars)
Interest revenue                        $      340.9 $      339.1 $      1.8 $       683.5 $       661.3 $        22.2
Taxable-equivalent adjustment                    8.4          8.0        0.4          17.0          16.5           0.5
                                          -----------  -----------  ---------  ------------  ------------  ------------
  Interest revenue - taxable-equivalent        349.3        347.1        2.2         700.5         677.8          22.7
Interest  expense                              156.6        160.0       (3.4)        314.9         303.7          11.2
                                          -----------  -----------  ---------  ------------  ------------  ------------
  Net  interest  revenue-taxable-equiv         192.7        187.1        5.6         385.6         374.1          11.5
Provision for loan losses                       10.9         10.0        0.9          20.1          23.1          (3.0)
Other operating revenue                        106.2         96.6        9.6         211.3         184.8          26.5
Other operating expense                        169.5        184.0      (14.5)        397.4         383.8          13.6
                                          -----------  -----------  ---------  ------------  ------------  ------------
  Income before income taxes                   118.5         89.7       28.8         179.4         152.0          27.4
Provision for income taxes                      39.9         27.9       12.0          55.1          45.4           9.7
Taxable-equivalent adjustment                    8.4          8.0        0.4          17.0          16.5           0.5
                                          -----------  -----------  ---------  ------------  ------------  ------------
Net income                              $       70.2 $       53.8 $     16.4 $       107.3 $        90.1 $        17.2
                                          ===========  ===========  =========  ============  ============  ============

Yield on earning assets                         8.16 %       8.32 %    (0.16) %       8.17 %        8.28 %       (0.11)
Cost of interest-bearing liabilities            4.45         4.70      (0.25)         4.48          4.57         (0.09)
                                          -----------  -----------  ---------  ------------  ------------  ------------
Interest spread                                 3.71         3.62       0.09          3.69          3.71         (0.02)
Impact of interest-free funds                   0.79         0.86      (0.07)         0.80          0.86         (0.06)
                                          -----------  -----------  ---------  ------------  ------------  ------------
  Net interest margin                           4.50 %       4.48 %     0.02 %        4.49 %        4.57 %       (0.08)
                                          ===========  ===========  =========  ============  ============  ============

  Both years' earnings included resructuring charges which reduced reported net income. The current year's earnings include a $30.3 million, or $.41 per share, after-tax charge associated with a corporate restructuring. The $27.6 million, or $.36 per share, after-tax charge taken in the first and second quarters of 1995 was in connection with several bank acquisitions. Excluding both years' restructuring charges, earnings per share rose 22.2% over the first half of 1995 to $1.87 per share from $1.53 per share. Return on equity, excluding these charges would have been 18.39% in 1996 and 15.73% in 1995. Table 2 shows the detail of these charges.

INSERT TABLE2

Table 2. Restructuring costs

                                                  Three months ended June 30          Six months ended June 30
                                                  --------------------------          -------------------------------
                                                          1996       1995                      1996          1995
                                                  --------------------------          -------------------------------
                                                    (thousands of dollars)              (thousands of dollars)

Additional loan loss provisions                   $          0 $    4,818             $           0 $      13,612
Losses on sales of securities                                0        554                         0         6,263

Restructuring expenses:
  Employee severence                                         0      1,501                    22,457        11,899
  Facilities and equipment                                   0      1,476                     5,502         4,801
  Other                                                      0        178                    22,278         6,451
                                                    -----------  ---------              ------------  ------------
                                                             0      3,155                    50,237        23,151
                                                    -----------  ---------              ------------  ------------
Total pre-tax costs                                          0      8,527                    50,237        43,026
Income tax benefit                                           0      3,083                    19,926        15,393
                                                    -----------  ---------              ------------  ------------
  Total                                           $          0 $    5,444             $      30,311 $      27,633
                                                    ===========  =========              ============  ============

Per common share impact                           $       0.00 $     0.07             $        0.41 $        0.36



  In the first quarter of 1996 Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward , the corporate wide restructuring program.
 This program is expected to add $140 million to annualized pre-tax earnings when fully implemented by mid-1997. The charge included severance accruals of $22.4 million associated with staff reductions of approximately 1,450 people, fixed asset write-downs of $5.5 million, and other project costs of $22.3 million. The total charge consists of $44.1 million in anticipated cash expenditures and $6.1 million of non-cash asset writedowns. Approximately two-thirds of these cash expenditures have been made as of June 30, 1996.


  In the first half of 1995, certain merger and restructuring charges were taken in connection with completed bank acquisitions. These expenses totaled $43.0 million pre-tax. Additional loan loss provisions of $13.6 million were taken to increase the acquisition banks' loan loss reserve levels to conform with Firstar's policy. Also, securities not compatible with Firstar's investment policy were sold with a resulting loss of $6.3 million. These funds, totaling $146 million, were redeployed in the securities portfolio with a resulting increase in the net yield which recovered the loss within one year. Acquisition related restructuring charges totaling $23.2 million are included in operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closing and write-off of unusable equipment, and $6.4 million of other costs associated with the mergers. The restructuring charge of $23.2 million consists of $17.3 million in anticipated cash expenditures and $5.9 million of non-cash write-downs. Cash payments have reduced this restructuring accrual to approximately $2.6 million as of June 30, 1996.

  Net interest revenue during the first half of 1996, on a taxable equivalent basis, was $385.6 million which was $11.5 million, or 3.1%, above the level of the same period last year. The net interest margin was 4.49% during the first half compared to 4.57% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, which was partially offset by the reduced net interest margin.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 3.4% to $700.5 million during the first half of 1996 compared to the same period last year. This resulted from a 4.6% increase in average earning assets, partially offset by reductions in the average interest rate earned. The rate received on earning assets decreased from 8.28% in the first half of 1995 to 8.17% in the same period of 1996. Loan revenue increased $18.0 million, or 3.4%, from the same period last year. The increased loan revenue was the result of a 5.1% increase in average loan balances from the same period last year which was partially offset by lower rates. Included in the $18 million increase was a $2.2 million interest recovery on a loan which added .02% to the margin for the first six months of 1996.

  Total interest expense was $314.9 million during the first half of 1996, an increase of $11.2 million, or 3.7%, from the same period last year. Interest rates on liabilities decreased from 4.57% in 1995 to 4.48% in 1996. Interest expense on total deposits increased $11.5 million, or 5.3%, in the first half of 1996 compared to the same period last year, due to a change in mix to higher costing certificates of deposits.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $900 thousand and net interest margin by .01% during the first half of 1996. This compares to a decrease in net interest revenue of $6.7 million and a decrease in net interest margin of .08% during the same period in 1995.

  The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset-liability forecast shows consolidated net interest revenue remaining stable under our most likely rate scenario. This rate scenario assumes an average prime rate of 8.125% compared with the current prime rate of 8.25%.



INSERT TABLE 3

Table 3.  Analysis of interest revenue and expense

                                                              Six Months Ended June 30
                                                 ----------------------------------------------------------------
                                                       Interest             Total         Due to
                                                 ----------------------                --------------------------
                                                    1996        1995        Change        Volume         Rate
                                                 -----------  ---------  ------------  ------------  ------------
                                                                       (thousands of dollars)
Interest-bearing deposits
  with banks                                   $        257 $      659 $        (402)$        (329)$         (73)
Federal funds sold and
  resale agreements                                   1,698      6,173        (4,475)       (3,929)         (546)
Trading securities                                      268        565          (297)         (223)          (74)
Securities                                          146,728    136,766         9,962        10,308          (346)
Commercial loans                                    302,153    299,879         2,274        12,466       (10,192)
Consumer loans                                      249,410    233,709        15,701        14,343         1,358
                                                 -----------  ---------  ------------
  Total loans                                       551,563    533,588        17,975        26,705        (8,730)
                                                 -----------  ---------  ------------
  Total interest revenue                            700,514    677,751        22,763        31,078        (8,315)

Interest-bearing demand                              10,609     13,728        (3,119)         (533)       (2,586)
Money market accounts                                48,566     41,492         7,074         8,745        (1,671)
Savings passbook                                     20,511     23,765        (3,254)       (1,801)       (1,453)
Certificates of deposit                             148,821    137,971        10,850         5,932         4,918
                                                 -----------  ---------  ------------
  Total deposits                                    228,507    216,956        11,551         9,511         2,040
Short-term borrowed funds                            62,458     66,744        (4,286)        3,538        (7,824)
Long-term debt                                       23,914     19,964         3,950         5,392        (1,442)
                                                 -----------  ---------  ------------
  Total interest expense                            314,879    303,664        11,215        16,291        (5,076)
                                                 -----------  ---------  ------------
  Net interest revenue                         $    385,635 $  374,087 $      11,548        17,124        (5,576)
                                                 ===========  =========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%
The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

  The provision for loan losses of $20.1 million was $3.0 million lower than last year. As discussed previously, $13.6 million of 1995's provision related to a merger adjustment to loan loss reserve levels. Net charge-offs for the first six months were at a level of .23% of average outstanding loans compared to .25% a year earlier. The reserve for loan losses represented 1.62% of total loans at June 30, 1996, up from 1.60% a year earlier.

  Consumer loan losses have shown increases over the past year with the charge
- -off rate rising from .32% of loans in the first quarter of 1995 to .60% in the current quarter. This trend is more evident in the credit card area where charge-off levels rose from 1.76% to 3.81% between the two periods. Increased consumer debt loads and delinquency rates have been experienced throughout the country. Firstar expects that credit card charge-offs will remain at or increase modestly from the current levels. The commercial loan charge-off rate for the second quarter of this year .02%. While commercial loan charge-offs have fluctuated during the past five quarters, they remain at an overall low level. Table 4 shows information on loan charge-offs.

Nonperforming assets were $97.4 million at June 30, 1996 which amounted to
 .77% of total loans and foreclosed assets. This was an $5.3 million decrease from the prior quarter which was .80% and an increase of $3.7 million from a year earlier.

INSERT TABLE 4



Table 4. Net loan charge-offs

                                                             Quarter ended
                                     ---------------------------------------------------------------------------------
                                         6-30-96     3-31-96     12-31-95      9-30-95       6-30-95        3-31-95
                                       -----------  ---------  ------------  ------------  ------------   ------------
                                     (thousands of dollars)  (thousands of dollars)
Credit card                          $      5,674 $    4,746 $       4,215 $       2,121 $       2,468  $       2,387
Other consumer                              2,722      1,072         4,625         2,464         1,425          1,768
                                       -----------  ---------  ------------  ------------  ------------   ------------
  Total consumer                            8,396      5,818         8,840         4,585         3,893          4,155
Commercial                                    266        274         4,277            71         2,886          4,183
                                       -----------  ---------  ------------  ------------  ------------   ------------
  Total net charge-offs              $      8,662 $    6,092 $      13,117 $       4,656 $       6,779  $       8,338
                                       ===========  =========  ============  ============  ============   ============

Net charge-offs as a % of:
Credit card                                  3.81 %     3.19 %        2.43 %        1.95 %        1.81 %         1.76 %
Other consumer                               0.22       0.08          0.42          0.15          0.09           0.15
  Total consumer                             0.60       0.41          0.63          0.33          0.26           0.32
Commercial                                   0.02       0.02          0.25          --            0.19           0.26
  Total loans                                0.27       0.19          0.42          0.15          0.22           0.28




  Other operating revenue, excluding securities gain and losses, increased by 10.7% to a level of $211.2 million in the first half of 1996 compared to the same period last year. Table 5 shows the composition of other operating revenue.

INSERT TABLE 5



Table 5.  Other operating revenue
                                             Three Months Ended                     Six Months Ended
                                                   June 30                                June 30
                                       -----------------------------------    -----------------------------------------
                                          1996         1995       Change          1996          1995          Change
                                       -----------  -----------  ---------    ------------  ------------   ------------
                                       (thousands of dollars)                 (thousands of dollars)
Trust and investment management fees $     36,131 $     32,433       11.4 % $      71,578 $      64,117           11.6 %
Service charges on deposit accounts        21,435       20,028        7.0          42,694        39,785            7.3
Credit card service revenue                17,869       14,817       20.6          33,437        28,772           16.2
Mortgage loan servicing                     4,164        5,925      (29.7)         10,850        11,888           (8.7)
Mortgage loan origination                   6,115        3,721       64.3          13,214         5,396          144.9
Data processing fees                        4,548        4,597       (1.1)          9,164         9,516           (3.7)
Insurance revenue                           2,109        2,886      (26.9)          4,508         5,615          (19.7)
Brokerage revenue                           3,600        2,579       39.6           7,063         4,919           43.6
International fees                          1,422        1,495       (4.9)          2,777         2,897           (4.1)
Foreign exchange gains                        583          591       (1.4)          1,258         1,130           11.3
ATM fees                                    1,381        1,316        4.9           2,571         2,574           (0.1)
Safe deposit fees                           1,013          999        1.4           2,109         2,136           (1.3)
Trading securities gains                      423          531      (20.3)            914         1,220          (25.1)
Other                                       5,429        5,075        7.0           9,099        10,925          (16.7)
                                       -----------  -----------               ------------  ------------
  Subotal                                 106,222       96,993        9.5         211,236       190,890           10.7
Securities (losses) gains                       1         (378)                        42        (6,061)
  Total                                -----------  -----------               ------------  ------------
                                     $    106,223 $     96,615        9.9 % $     211,278 $     184,829           14.3 %
                                       ===========  ===========               ============  ============

  Other operating revenue represents 35% of total revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first half of 1996 this ratio was 2.25% compared to 2.14 % during the same period last year.

  Trust and investment management fees are the single largest source of fee revenue, contributing $71.6 million, or 34%, of other operating revenue. This level represents an 11.6% growth in revenue during the first half of 1996 compared to the same period last year. Trust and investment assets under management were $18.7 billion on June 30, 1996, an 11.6% increase from the year earlier level primarily due to the result of general market value appreciation. Additionally, assets held in custody rose by 33.4% to a level of $63.2 billion during the same time period.

  Revenue from service charges on deposit accounts at $42.7 million for the first half of 1996 was 7.3% higher than last year.

  Credit card service revenues are the third largest source of fee revenue, totaling $33.4 million during the first half of 1996, which was an 16.2% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all contributed to this revenue growth.

  Revenue from mortgage loan origination activities increased 145% from the year earlier level. Origination revenue consists of both fees collected and gains realized on the sale of loans. Fees rose $4.5 million to a level of $7.8 million in the first half of 1996 while loan gains increased $3.4 million to $5.4 million. Mortgage interest rates have increased since the first quarter and origination volumes have correspondingly declined. Mortgage loan servicing revenues decreased 8.7% to a level of $10.9 million. Sales of servicing rights contributed $3.1 million of revenue in the first half of this year and $3.9 million in the same period of last year.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $39.5 million, a reduction of $1.5 million from the same period of 1995. Last year's revenue included some nonrecurring items which accounted for this decline.

  Other operating expense increased to a level of $397.5 million for the first
half of 1996.   Excluding the restructuring charges taken in both periods , expenses declined by 3.7%.  Personnel costs decreased by 2.3% to a level of $197.4 million.  Nonpersonnel expense , excluding the restructuring charges,
declined by 5.5%.   The detail of other operating expense is shown in Table 6.

  Net occupancy expense increased $1.6 million, or 5.6% in the first half of 1996 compared to the same period last year. The increase was due in part to a bank acquisition earlier this year. Equipment expense increased $2.7 million, or 9.7% during the first half of 1996 compared to the same period last year. The increase in equipment expense was due to data processing system upgrades resulting from investments in new technology and increased processing volumes from bank acquisitions.

  In the third quarter of 1995, the FDIC reduced the rate charged for deposit insurance to all BIF insured banks and refunded excess premiums paid. The current rate is $2,000 per year for each insured bank compared with the $.23 per $100 of deposits previously charged. Firstar also has deposits subject to SAIF insurance totaling approximately $1.3 billion. The insurance rate on these deposits remains at $.23 per $100 of deposits, thus creating a blended rate. These new rates reduced FDIC expense from $14.7 million in the first half of 1995 to $1.7 million this year.

  The efficiency ratio, which is the ratio of expense to revenue, was 58.2% in the first half of 1996 compared to 63.8% a year earlier. This was further reduced to 56.7% during the second quarter of 1996. Firstar has initiated a corporate-wide restructuring program with a goal of reaching a 55% efficiency ratio in 1997.

INSERT TABLE 6



Table 6.  Other operating expense
                                            Six Months Ended                       Six Months Ended
                                                June 30                                June 30
                                       -----------------------------------    -----------------------------------------
                                          1996         1995       Change          1996          1995          Change
                                       -----------  -----------  ---------    ------------  ------------   ------------
                                       (thousands of dollars)                 (thousands of dollars)
Salaries                             $     76,534 $     82,203       (6.9)% $     158,674 $     163,296           (2.8)%
Employee benefits                          19,372       19,325        0.2          38,749        38,738            0.0
                                       -----------  -----------               ------------  ------------
  Total personnel expense                  95,906      101,528       (5.5)        197,423       202,034           (2.3)

Net occupancy expense                      14,661       14,418        1.7          30,574        28,951            5.6
Equipment expense                          14,930       14,950       (0.1)         31,605        28,820            9.7
Business development                        6,424        6,878       (6.6)         11,808        13,822          (14.6)
F.D.I.C. insurance                            635        7,357      (91.4)          1,732        14,706          (88.2)
Stationery and supplies                     6,080        5,266       15.5          12,045         9,869           22.0
Delivery                                    4,315        4,528       (4.7)          9,515         9,228            3.1
Professional fees                           4,877        5,123       (4.8)          9,432         9,497           (0.7)
Information processing expense              5,274        5,343       (1.3)          9,821        10,877           (9.7)
Amortization of intangibles                 3,767        2,797       34.7           7,389         5,845           26.4
Employee education/recruiting               1,303        2,188      (40.4)          2,834         4,448          (36.3)
Federal Reserve processing fees               948        1,333      (28.9)          1,873         2,420          (22.6)
Commissions and service fees                1,606        2,002      (19.8)          2,930         3,344          (12.4)
Wire communication                          1,710        1,631        4.8           3,693         3,476            6.2
Processing and other losses                 1,853          916      102.3           3,657         2,207           65.7
Credit card assessment fees                 1,272          993       28.1           2,794         2,194           27.3
Net foreclosed assets expense(income)         428          195                        536          (148)
Published information                         598          301       98.7           1,241         1,184            4.8
Insurance                                     169          653      (74.1)            539         1,040          (48.2)
Other                                       2,774        2,454       13.0           5,774         6,800          (15.1)
                                       -----------  -----------               ------------  ------------
  Total nonpersonnel expense               73,624       79,326       (7.2)        149,792       158,580           (5.5)
Restructuring charges                           0        3,155                     50,237        23,151
                                       -----------  -----------               ------------  ------------
  Total other operating expense      $    169,530 $    184,009       (7.9)% $     397,452 $     383,765            3.6 %
                                       ===========  ===========               ============  ============

  Total assets on June 30, 1996 were $18.8 billion, down $356 million from December 31, 1995 and up $240 million from a year earlier. Earning assets totaled $17.1 billion, down $253 million, or 1.5% from year end. Earning assets have increased $112 million, or less than 1%, from a year earlier.

  Loans totaled $12.7 billion on June 30, 1996 a decrease of $218 million from year end 1995 and an increase of $172 million from a year earlier. A bank acquisition which occurred in the first quarter of 1996 added approximately $300 million of loans. Exclusive of acquisition related impact, loans declined by 3.6% from year end and 1.0% from a year ago.

  Commercial loans were $7.0 billion on June 30, 1996, a decline of $51 million from year end and $35 million from a year earlier, exclusive of the effect of the bank acquisition. Commercial loan growth has slowed during the past several quarters, although loan trends have varied among the geographic regions. Some regions have shown good growth, such as in Minnesota where commercial loans have increased 23% during the past year. Illinois loan levels have declined 19% in the past year due in part to a refocussing of lending away from real estate related credits that were acquired through acquisitions. Commercial loan levels are expected to rise somewhat during the remainder of the year, increasing at an annualized rate of 2% to 3%.

  Consumer loans were $5.7 billion on June 30, 1996, a decline of $272 million, or 4.7% from year end, excluding loans added from the bank acquisition. Consumer loans decreased $130 million, or 2.3%, from a year earlier. Good growth has been evident in charge card loans, which are up 12.4% from a year ago and home equity loans which increased by over 16%. Residential mortgage loans, excluding loans from the bank acquisition and mortgages held for sale have declined by over $178 million from June 30,1995 due to both loan repayments and consumer preference for longer term secondary mortgages, and a decision by Firstar to price portfolio mortgages at higher spreads to Treasury rates.

  Total securities, including both those designated as available for sale and those held to maturity were $4.3 billion at June 30,1996 compared with $4.5 billion at year end and $4.2 billion a year earlier.

  Fund sources, consisting of deposits and borrowed funds, were $17.1 billion on June 30, 1996. Total deposits were $14.0 billion, a decrease of $528 million from year end levels and an increase of $175 million, or 1.3% from a year ago excluding the impact of the bank acquisition. The decline from year end levels was for the most part attributable to the higher commercial deposit balances typically maintained by Firstar's customers at year end periods. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's deposit growth.

  Borrowed funds were $3.1 billion on June 30, 1996, a decrease of $138 million from year end and $34 million from a year earlier. Borrowed funds have remained somewhat level as deposit balances have been adequate to fund the modest growth in earning assets.

  Stockholders' equity totaled $1,416 million at the end of the second quarter, a decrease of $109 million from the year end level and $125 million from the total at June 30, 1995. Firstar has repurchased 7.8 million shares of its common stock over the past twelve months. Of this total, 1.8 million were permanently retired; .9 million were reissued in a bank acquisition; 1.1 million were reissued for stock options and conversions; and 4.0 million were reserved for issuance in an acquisition which closed in July, 1996. Firstar's capital management plan strives to match longer term capital needs while maintaining sound capital levels and enhancing the return on equity. A summary of capital components and ratios is shown in Table 7.

  The board of directors declared a quarterly dividend to common stockholders of $.38 per share payable August 15 to stockholders of record July 29. The board also declared a quarterly dividend of $8.75 per Series D preferred share payable September 30 to stockholders of record September 15.




INSERT TABLE 7


Table 7.  Capital components and ratios
                                                                              June 30       December 31   June 30
                                                                              1996          1995          1995
                                                                              ------------  ------------  ------------
                                                                              (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                      $   1,415,777 $   1,524,820 $   1,541,159
  Unrealized (gains) losses on securities available for sale                       (2,551)      (34,127)       (1,710)
  Minority interest in subsidiaries                                                 2,112         3,171         2,868
  Less goodwill                                                                  (115,758)     (107,298)     (109,080)
                                                                              ------------  ------------  ------------
    Total Tier I capital                                                        1,299,580     1,386,566     1,433,237

Allowable reserve for loan losses                                                 166,730       167,564       164,234
Allowable long-term debt                                                           95,668       111,336        54,336
                                                                              ------------  ------------  ------------
    Total Tier II capital                                                         262,398       278,900       218,570
                                                                              ------------  ------------  ------------
    Total capital                                                           $   1,561,978 $   1,665,466 $   1,651,807
                                                                              ============  ============  ============

Risk-adjusted assets                                                        $  13,300,110 $  13,377,391 $  13,103,508

Tier I capital to risk-adjusted assets                                               9.77 %       10.36 %       10.94 %
Total capital to risk-adjusted assets                                               11.74         12.45         12.61
Tier I leverage ratio                                                                6.94          7.52          7.93


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


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
- ----------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended                  Six Months ended
                                         June 30                                 June 30
                                         ----------------------       ------------------------------
                                             1996       1995                1996          1995
                                         ----------------------       ------------------------------
Earnings and Dividends
Net income                               $   70,163 $   53,782        $     107,281 $      90,067
Per common share:
  Net income                                   0.96       0.70                 1.46          1.17
  Dividends                                    0.38       0.34                 0.72          0.64
  Stockholders' equity                         0.00       0.00                19.72         19.90

Performance Ratios
Return on average assets                       1.50 %     1.19 %               1.14 %        1.01 %
Return on average common equity               19.35      14.19                14.32         12.01
Dividend payout ratio                         39.58      48.57                49.32         54.70
Equity to assets                               0.00       0.00                 7.53          8.30
Net loan charge-offs as a percentage
  of average loans                             0.27       0.22                 0.23          0.25
Nonperforming assets as a
  percentage of loans and other
  real estate                                  0.00       0.00                 0.77          0.75
Net interest margin                            4.50       4.49                 4.49          4.57
Efficiency ratio*                             56.72      63.66                58.17         63.83
Fee revenue as a percentage
  of average assets                            2.27       2.14                 2.25          2.14

Statistical Data
Full-time equivalent staff (at quarter end)       0          0                8,367         9,708
Average common shares
  outstanding (000's)                        72,424     76,342               73,104        76,185
Actual common shares
  outstanding (000's at quarter end)              0          0               71,162        76,474

Stock Price Information
High                                     $   49.750 $   34.250        $      49.750 $      34.250
Low                                          42.125     28.250               36.625        26.250
Close                                        46.125     33.625               46.125        33.625






*Adjusted for restructuring costs




FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
- -------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended June 30
                                -----------------------------------------------------------------------
                                                  1996                                 1995
                                ------------------------------------- ---------------------------------
                                  Average                 Average       Average                Average
                                  Balance      Interest   Rate          Balance      Interest  Rate
                                ------------------------------------- ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $      9,616 $       109      4.56 %  $     19,484 $      241   4.96 %
Federal funds sold and
 resale agreements                    76,472       1,049      5.52         200,933      3,102   6.19
Trading securities                     7,904         123      6.26          17,731        295   6.67
Securities:
  Taxable                          3,293,197      53,099      6.47       3,144,190     50,954   6.49
  Nontaxable                       1,118,227      20,414      7.30       1,028,016     19,353   7.53
                                  -----------  ----------               -----------  ---------
 Total securities                  4,411,424      73,513      6.68       4,172,206     70,307   6.75
Loans:
  Commercial                       7,023,930     151,263      8.66       6,846,483    153,592   9.00
  Consumer                         5,652,587     123,223      8.75       5,450,651    119,457   8.78
                                  -----------  ----------               -----------  ---------
  Total loans                     12,676,517     274,486      8.70      12,297,134    273,049   8.90
                                  -----------  ----------               -----------  ---------
  Interest earning assets         17,181,933     349,280      8.16      16,707,488    346,994   8.32
Reserve for loan losses             (202,725)                             (196,447)
Cash and due from banks            1,010,777                               847,560
Other assets                         857,966                               834,991
                                  -----------                           -----------
  Total assets                  $ 18,847,951                          $ 18,193,592
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,515,589 $     5,191      1.38 %  $  1,586,260 $    6,758   1.71 %
Money market accounts              2,500,262      24,457      3.93       2,015,423     21,395   4.26
Savings passbook                   1,610,509      10,024      2.50       1,754,570     12,082   2.76
Certificates of deposit            5,415,221      74,069      5.50       5,327,617     73,471   5.53
Short-term borrowed funds          2,456,253      31,914      5.23       2,423,096     36,123   5.98
Other debt                           644,513      10,981      6.82         548,996     10,083   7.35
                                  -----------  ----------               -----------  ---------
  Interest-bearing liabilities    14,142,347     156,636      4.45      13,655,962    159,912   4.70
Demand deposits                    2,938,756                             2,708,232
Other liabilities                    299,840                               298,800
Stockholders' equity               1,467,008                             1,530,598
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 18,847,951                          $ 18,193,592
                                  ===========                           ===========
Net interest
  revenue/margin                             $   192,644      4.50 %               $  187,082   4.49 %
                                               ==========                            =========





                                                                     Six months ended June 30
                                ------------------------------------- ---------------------------------
                                                  1996                                 1995
                                  ----------------------------------- ---------------------------------
                                  Average                 Average       Average                Average
                                  Balance      Interest   Rate          Balance      Interest  Rate
                                ------------------------------------- ---------------------------------
Assets
Interest-bearing deposits
 with banks                     $     10,503 $       257      4.92 %  $     23,615 $      659   5.63 %
Federal funds sold and
 resale agreements                    62,029       1,698      5.50         203,729      6,173   6.11
Trading securities                     8,987         268      6.00          16,171        565   7.05
Securities:
  Taxable                          3,299,538     105,532      6.41       3,073,243     97,554   6.38
  Nontaxable                       1,128,055      41,196      7.30       1,043,325     39,212   7.52
                                  -----------  ----------               -----------  ---------
  Total securities                 4,427,593     146,728      6.64       4,116,568    136,766   6.67
Loans:
  Commercial                       7,006,417     302,153      8.67       6,721,680    299,879   8.99
  Consumer                         5,706,522     249,410      8.77       5,378,179    233,709   8.73
                                  -----------  ----------               -----------  ---------
  Total loans                     12,712,939     551,563      8.71      12,099,859    533,588   8.88
                                  -----------  ----------               -----------  ---------
  Interest earning assets         17,222,051     700,514      8.17      16,459,942    677,751   8.28
Reserve for loan losses             (201,049)                             (194,028)
Cash and due from banks            1,023,669                               877,438
Other assets                         838,022                               818,144
                                  -----------                           -----------
  Total assets                  $ 18,882,693                          $ 17,961,496
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,535,973 $    10,609      1.39 %  $  1,598,807 $   13,728   1.73 %
Money market accounts              2,471,781      48,566      3.95       2,029,942     41,492   4.12
Savings passbook                   1,624,992      20,511      2.54       1,763,460     23,765   2.72
Certificates of deposit            5,395,849     148,821      5.55       5,176,612    137,971   5.37
Short-term borrowed funds          2,397,930      62,458      5.24       2,272,806     66,744   5.92
Other debt                           691,023      23,914      6.92         548,363     19,964   7.28
                                  -----------  ----------               -----------  ---------
  Interest-bearing liabilities    14,117,548     314,879      4.48      13,389,990    303,664   4.57
Demand deposits                    2,968,768                             2,753,242
Other liabilities                    282,812                               297,721
Stockholders' equity               1,513,565                             1,520,543
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 18,882,693                          $ 17,961,496
                                  ===========                           ===========

Net interest
  revenue/margin                             $   385,635      4.49 %               $  374,087   4.57 %
                                               ==========                            =========


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



                                   FIRSTAR CORPORATION


                                   /s/ Jeffrey B. Weeden
                                   ------------------
                                   Jeffrey B. Weeden
                                   Senior Vice President-Finance and
                                   Accounting (Chief Financial Officer)



August 13, 1996

