Form 10-Q
period 1996-09-30
FIRSTAR CORP /WI/
filed 1996-11-13
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996      COMMISSION FILE NUMBER 1-2981




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

As of October 28, 1996, 75,184,426 shares of common stock were outstanding.

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


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        September 30  December 31   September 30
(thousands of dollars)                                      1996          1995          1995
------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,402,393 $   1,310,746 $   1,087,667
Interest-bearing deposits with banks                          6,206         5,467         5,906
Federal funds sold and resale agreements                    199,399       109,945       118,099
Trading securities                                            6,757        10,029         7,931
Securities held to maturity (market value $2,282,608,
    $2,492,346 and $4,104,637 on September 30, 1996,
   December 31, 1995 and September 30, 1995)              2,262,745     2,427,030     4,040,354
Securities available for sale                             2,018,230     2,047,848       221,995
Loans:
Commercial and industrial                                 3,373,991     3,078,148     3,270,594
Real estate                                               3,006,468     2,849,388     2,879,927
Other                                                     1,003,490     1,038,677       993,710
                                                        ------------  ------------  ------------
  Commercial loans                                        7,383,949     6,966,213     7,144,231

Credit card                                                 627,888       619,868       554,004
Real estate - mortgage                                    2,709,693     2,722,531     2,654,531
Home equity                                               1,080,396       935,907       913,899
Other                                                     1,413,737     1,387,994     1,409,668
                                                        ------------  ------------  ------------
  Consumer loans                                          5,831,714     5,666,300     5,532,102
                                                        ------------  ------------  ------------
     Total loans                                         13,215,663    12,632,513    12,676,333
     Reserve for loan losses                               (214,510)     (195,283)     (200,545)
                                                        ------------  ------------  ------------
        Loans - net                                      13,001,153    12,437,230    12,475,788

Bank premises and equipment                                 356,263       349,233       343,799
Customer acceptance liability                                18,400        16,060        12,546
Other assets                                                643,058       454,712       469,931
                                                        ------------  ------------  ------------
     Total assets                                     $  19,914,604 $  19,168,300 $  18,784,016
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,497,517 $   3,461,462 $   3,093,148
    Interest-bearing demand                               1,539,302     1,602,350     1,501,412
    Money market accounts                                 2,670,292     2,335,429     2,161,537
    Savings passbook                                      1,566,107     1,634,430     1,695,095
    Certificates of deposit                               5,551,666     5,277,975     5,361,374
                                                        ------------  ------------  ------------
        Total deposits                                   14,824,884    14,311,646    13,812,566

Short-term borrowed funds                                 2,549,526     2,303,159     2,445,899
Other debt                                                  601,720       734,021       727,217
Bank acceptances outstanding                                 18,400        16,060        12,546
Other liabilities                                           275,258       278,594       271,221
                                                        ------------  ------------  ------------
        Total liabilities                                18,269,788    17,643,480    17,269,449

Stockholders' equity:
  Preferred stock                                            11,424        15,344        17,453
  Common stock                                               94,266        94,266        96,441
    Issued: September 30, 1996, 75,194,380 shares
    Issued: December 31, 1995, 75,413,098 shares
    Issued: September 30, 1995, 74,851,062 shares
  Capital surplus                                           139,696       147,502       215,667
  Retained earnings                                       1,393,020     1,298,857     1,252,859
  Treasury stock                                             (2,320)      (64,834)      (68,558)
    Held: September 30, 1996, 218,718 shares
    Held: December 31, 1995, 2,186,834 shares
    Held: September 30, 1995, 2,297,615 shares
   Restricted stock                                              (8)         (442)         (609)
   Unrealized gains on securities available for sale          8,738        34,127         1,314
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,644,816     1,524,820     1,514,567
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,914,604 $  19,168,300 $  18,784,016
                                                        ============  ============  ============


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------
                                               Three Months Ended        Nine Months Ended
                                                    September 30            September 30
(thousands of dollars, except per share data)       1996       1995       1996       1995
--------------------------------------------- ----------------------  ----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  283,309 $  271,034   $  831,564 $  801,110
Securities                                        65,828     64,379      198,857    188,305
Interest-bearing deposits with banks                 108        188          365        847
Federal funds sold and resale agreements           1,829      3,705        3,527      9,878
Trading securities                                    19        171          260        635
                                               ---------- ----------   ---------- ----------
     Total interest revenue                      351,093    339,477    1,034,573  1,000,775

INTEREST EXPENSE
Deposits                                         118,222    112,125      346,729    329,081
Short-term borrowed funds                         32,876     35,113       95,334    101,857
Other debt                                        10,054     11,135       33,968     31,099
                                               ---------- ----------   ---------- ----------
     Total interest expense                      161,152    158,373      476,031    462,037
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE                             189,941    181,104      558,542    538,738
Provision for loan losses                          8,908      5,778       28,963     28,901
                                               ---------- ----------   ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           181,033    175,326      529,579    509,837

OTHER OPERATING REVENUE
Trust and investment management fees              36,810     32,814      108,388     96,931
Service charges on deposit accounts               22,506     20,499       65,200     60,284
Credit card service revenue                       18,654     16,376       52,091     45,148
Data processing fees                               4,687      4,041       13,851     13,557
Securities gains (losses)                             22        313           64     (5,748)
Other revenue                                     30,672     27,011       85,035     75,712
                                               ---------- ----------   ---------- ----------
     Total other operating revenue               113,351    101,054      324,629    285,884

OTHER OPERATING EXPENSE
Salaries                                          78,234     80,805      236,908    244,101
Employee benefits                                 17,338     18,442       56,087     57,180
Equipment expense                                 16,250     14,805       47,855     43,625
Net occupancy expense                             16,782     14,022       47,356     42,973
Net foreclosed assets expense (income)               126       (536)         662       (684)
Restructuring expense                                  0          0       50,237     23,151
SAIF Assessments                                   7,969          0        7,969          0
Other expense                                     50,313     46,952      137,390    147,909
                                               ---------- ----------   ---------- ----------
     Total other operating expense               187,012    174,490      584,464    558,255

INCOME BEFORE INCOME TAXES                       107,372    101,890      269,744    237,466
Applicable income taxes                           38,100     34,813       93,191     80,322
                                               ---------- ----------   ---------- ----------
NET INCOME                                    $   69,272 $   67,077   $  176,553 $  157,144
                                               ========== ==========   ========== ==========
Net income applicable to common stock         $   69,072 $   66,771   $  175,885 $  155,891
                                               ========== ==========   ========== ==========
PER COMMON SHARE
Net income                                    $.93       $.88         $2.39      $2.05
Dividends                                      .38        .34          1.10       .98


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                  September 30
(thousands of dollars)                                                         1996            1995
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    176,553   $     157,144
   Adjustments:
      Provision for loan losses                                                 28,963          28,901
      Depreciation, amortization, and accretion                                 53,118          33,308
      Net decrease in trading securities                                         5,879          21,119
      Net decrease (increase) in loans held for resale                         194,694        (133,531)
      (Gains) losses on sale of assets                                          (1,161)          7,009
      Increase in other assets                                                 (34,227)        (25,718)
      Decrease in other liabilities                                            (21,637)        (12,916)
      Other, net                                                                 5,087           3,910
                                                                          -------------  --------------
            Net cash provided by operating activities                          407,269          79,226
Cash Flows from Investing Activities:
      Net (increase) decrease in federal funds sold and resale agreements      (67,549)        233,205
      Net (increase) decrease in interest-bearing deposits with banks             (739)         26,628
      Purchase of securities available for sale                               (289,284)         (5,332)
      Sale of securities available for sale                                    253,438         238,370
      Maturities of securities available for sale                              283,934          93,608
      Maturities of securities held to maturity                                301,791         494,309
      Purchase of securities held to maturity                                 (129,601)     (1,049,417)
      Net decrease (increase) in loans                                         153,333        (652,836)
      Cash acquired in acquisitions                                             99,456             294
      Proceeds from sale of foreclosed assets                                    6,048          10,239
      Purchase of bank premises and equipment                                  (36,783)        (38,586)
      Proceeds from sale of bank premises and equipment                          2,999           2,920
                                                                          -------------  --------------
            Net cash provided by (used in) investing activities                577,043        (646,598)
Cash Flows from Financing Activities:
      Net (decrease) increase in deposits                                     (611,380)        329,423
      Net increase in short-term borrowed funds                                139,112         198,148
      Issuance of long-term debt                                                     0         224,869
      Repayment of long-term debt                                             (161,965)        (21,540)
      Common/treasury stock repurchases                                       (191,920)         (8,350)
      Common/treasury stock issued                                              15,879         (84,035)
      Cash dividends                                                           (82,391)        (75,590)
                                                                          -------------  --------------
            Net cash (used in) provided by financing activities               (892,665)        562,925
Net decrease in cash and due from banks                                         91,647          (4,447)
Cash and due from banks at beginning of period                               1,310,746       1,092,114
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,402,393   $   1,087,667
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    481,485   $     444,207
      Income taxes                                                              96,547          79,702

Transfer to foreclosed assets from loans                                  $      6,333   $       7,458


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


2. Mergers and Acquisitions

   On January 26, 1996, Firstar Corporation completed the acquisition of Harvest Financial Corp., a $353 million thrift based in Dubuque, Iowa. The total number of shares of Firstar common stock issued was 887,204 shares. The transaction was accounted for as a purchase.
   On July 12, 1996, Firstar Corporation completed the acquisition of American Bancorporation, Inc., and its parent, Jacob Schmidt Company, a $1.2 billion bank holding company. The transaction was accounted for as a purchase with the issuance of 4,000,000 shares of Firstar treasury stock and payment of $38.6 million in cash.


3. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     September 30, 1996
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $      1,503 $          0 $          0 $      1,503
   Mortgage backed obligations of federal agencies    1,136,207       20,846       (8,593)   1,148,460
   State and political subdivisions                   1,113,468       13,374       (5,749)   1,121,093
   Corporate debt                                        11,489           27          (42)      11,474
   Other                                                     78            0            0           78
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,262,745 $     34,247 $    (14,384)$  2,282,608
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,840,009 $     22,631 $     (8,323)$  1,854,317
   Mortgage backed obligations of federal agencies       11,345          106         (278)      11,173
   State and political subdivisions                       8,550           38          (40)       8,548
   Corporate debt                                           140            0           (1)         139
   Equity securities                                    109,309            0            0      109,309
   Money market mutual funds                             34,744            0            0       34,744
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,004,097 $     22,775 $     (8,642)$  2,018,230
                                                     ===========  ===========  ===========  ===========


4. Nonperforming Assets and Past Due Loans

                                                                  September 30 December 31  September 30
                                                                     1996         1995         1995
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     29,732 $     26,239 $     24,103
      Commercial - real estate                                        35,193       46,959       42,837
      Consumer                                                        17,271       16,187       14,159
                                                                  -----------  -----------  -----------
                                                                      82,196       89,385       81,099
   Renegotiated loans:
      Commercial                                                           0           40           41
      Commercial - real estate                                         1,362        1,336        1,579
                                                                  -----------  -----------  -----------
                                                                       1,362        1,376        1,620
   Foreclosed assets                                                   8,887        7,141        7,979
                                                                  -----------  -----------  -----------
        Total                                                   $     92,445 $     97,902 $     90,698
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .70        % .77        % .72        %
     Total assets                                                 .46          .51          .48


   Loans past due 90 days and still accruing
      Commercial                                                $     40,055 $     21,039 $     20,077
      Commercial - eeal estate                                        19,438        9,287       12,465
      Consumer                                                        23,233       19,084       21,042
                                                                  -----------  -----------  -----------
      Total                                                     $     82,726 $     49,410 $     53,584
                                                                  ===========  ===========  ===========
                                         -4-

5. Reserve for Loan Losses

                                             Three Months Ended                    Nine Months Ended
                                         September 30                          September 30
                                         -----------------------               ------------------------
                                           1996         1995                      1996         1995
                                         ---------   -----------               -----------  -----------
   Balance - beginning of period       $  205,041 $     199,423              $    195,283 $    190,552
   Provision for loan losses                8,908         5,778                    28,963       28,901
   Loan recoveries                          6,158         5,894                    19,527       14,376
   Loan charge-offs                       (15,106)      (10,550)                  (43,229)     (34,149)
   Reserves of acquired banks               9,509             0                    13,966          865
                                         ---------   -----------               -----------  -----------
   Balance - end of period             $  214,510 $     200,545              $    214,510 $    200,545
                                         =========   ===========               ===========  ===========

   Net charge-offs to average loans      .27      %  .15        %              .25        % .22        %
   Reserve to period-end loans               1.62          1.58                      1.62         1.58

6. Changes in Stockholders' Equity

                                                       Three Months Ended        Nine Months Ended
                                                     September 30              September 30
                                                     ------------------------  ------------------------
                                                        1996         1995         1996         1995
                                                     -----------  -----------  -----------  -----------

   Balance - beginning of period                   $  1,415,777 $  1,541,159 $  1,524,820 $  1,512,685
     Net income                                          69,272       67,077      176,553      157,144
     Common/treasury stock issued                       184,350        2,039      235,717       18,996
     Common stock retired                                     0            0          (11)     (24,688)
     Preferred stock redemption                               0            0            0       (8,350)
     Treasury stock purchased                            (2,027)     (68,940)    (184,593)     (68,940)
     Restricted stock transactions                            8          (38)         110          942
     Change in unrealized gains(losses) on                    0            0            0            0
      securities available for sale                       6,187         (387)     (25,389)       2,368
     Dividends - common stock                           (28,554)     (26,038)     (81,722)     (74,338)
               - preferred stock                           (197)        (305)        (669)      (1,252)
                                                     ------------------------  ------------------------
   Balance - end of period                         $  1,644,816 $  1,514,567 $  1,644,816 $  1,514,567
                                                     ========================  ========================



FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------
7. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk.

                                                                  September 30, 1996
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-95                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      269 $      134          5.16 %       5.63 %    1.4 yr  $       (1.2)
       Other                        55         32          7.42         5.49      0.9              0.1
   Receive variable                 37         62          5.41         6.70      1.1             (0.6)

   Interest rate floors*           601        591          4.88                   2.9              2.5
   Interest rate caps*             100         50          6.00                   0.1
                              ---------  ---------                                          -----------
                            $    1,062 $      869                                         $        0.8
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

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

  Firstar Corporation's net income for the first nine months of 1996 was $176.6 million, or $2.39 per common share, up from the $157.1 million, or $2.05 per common share, for the same period last year. This represented a 16.6% increase in earnings per share. Return on common equity was 15.35% for the first nine months of the year, compared with 13.86% for the same period last year, while return on average assets was 1.24% compared to 1.16% during the first nine months of last year.

  Net income for the third quarter totaled $69.3 million, or $.93 per common share, up from $67.1 million, or $.88 per common for the same quarter of 1995. This represented a 5.7% increase in earnings per share. Return on common equity was 17.27% in the third quarter of 1996 compared to 17.45% in the same period of last year. Return on average assets was 1.41% compared with 1.45% last year.

  Table 1 shows the components of net income and net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis
                                               Three Months Ended                    Nine Months Ended
                                                  September 30                         September 30
                                           -----------------------------------  ----------------------------------------
                                              1996         1995       Change        1996          1995         Change
                                           -----------  -----------  ---------  ------------  ------------  ------------
                                           (millions of dollars)                (millions of dollars)
Interest revenue                         $      351.1 $      339.5 $     11.6 $     1,034.6 $     1,000.8 $        33.8
Taxable-equivalent adjustment                     8.4          8.5       (0.1)         25.4          25.0           0.4
                                           -----------  -----------  ---------  ------------  ------------  ------------
  Interest revenue - taxable-equivalent         359.5        348.0       11.5       1,060.0       1,025.8          34.2
Interest  expense                               161.1        158.4        2.7         476.0         462.1          13.9
                                           -----------  -----------  ---------  ------------  ------------  ------------
  Net interest revenue - taxable-equiv          198.4        189.6        8.8         584.0         563.7          20.3
Provision for loan losses                         8.9          5.8        3.1          29.0          28.9           0.1
Other operating revenue                         113.3        101.1       12.2         324.6         285.9          38.7
Other operating expense                         187.0        174.5       12.5         584.4         558.3          26.1
                                           -----------  -----------  ---------  ------------  ------------  ------------
  Income before income taxes                    115.8        110.4        5.4         295.2         262.4          32.8
Provision for income taxes                       38.1         34.8        3.3          93.2          80.3          12.9
Taxable-equivalent adjustment                     8.4          8.5       (0.1)         25.4          25.0           0.4
                                           -----------  -----------  ---------  ------------  ------------  ------------
Net income                               $       69.3 $       67.1 $      2.2 $       176.6 $       157.1 $        19.5
                                           ===========  ===========  =========  ============  ============  ============

Yield on earning assets                          8.10 %       8.16 %    (0.06)%        8.14 %        8.24 %       (0.10)
Cost of interest-bearing liabilities             4.51         4.57      (0.06)         4.49          4.57         (0.08)
                                           -----------  -----------  ---------  ------------  ------------  ------------
Interest spread                                  3.59         3.59       0.00          3.65          3.67         (0.02)
Impact of interest-free funds                    0.88         0.86       0.02          0.84          0.86         (0.02)
                                           -----------  -----------  ---------  ------------  ------------  ------------
  Net interest margin                            4.47 %       4.45 %     0.02 %        4.49 %        4.53 %       (0.04)
                                           ===========  ===========  =========  ============  ============  ============

  Both years' earnings included one-time charges which reduced reported net income. The current year's earnings include a $30.3 million, or $.41 per share, after-tax charge associated with a corporate restructuring which was recorded in the first quarter. The third quarter of 1996 included the Savings Association Insurance Fund (SAIF) charge of six cents per share. This banking industry wide SAIF assessment will recapitalize the savings and loan deposit insurance fund and was based upon deposits that Firstar acquired through several savings and loan acquisitions over the past four years. During the first half of 1995 charges totaling $27.6 million, or $.36 per share were taken in connection with several bank acquisitions. Excluding both years' one-time charges, earnings per share rose 18.7% over the first nine months of 1995 to $2.86 per share from $2.41. Return on equity, excluding these charges, would have been 18.40% in 1996 and 16.32% in 1995. Table 2 shows the detail of these charges.

Table 2. Restructuring costs

                                          Three months ended September 30       Nine months ended September 30
                                          --------------------------            -------------------------------
                                                  1996       1995                        1996          1995
                                          --------------------------            -------------------------------
                                            (thousands of dollars)                (thousands of dollars)

Additional loan loss provisions           $          0 $        0               $           0 $      13,612
Losses on sales of securities                        0          0                           0         6,263

Restructuring expenses:
  Employee severence                                 0          0                      22,457        11,899
  Facilities and equipment                           0          0                       5,502         4,801
  Other                                              0          0                      22,278         6,451
SAIF assessment                                  7,969          0                       7,969             0
                                            -----------  ---------                ------------  ------------
                                                 7,969          0                      58,206        23,151
                                            -----------  ---------                ------------  ------------
Total pre-tax costs                              7,969          0                      58,206        43,026
Income tax benefit                               3,356          0                      23,282        15,393
                                            -----------  ---------                ------------  ------------
  Total                                   $      4,613 $        0               $      34,924 $      27,633
                                            ===========  =========                ============  ============

Per common share impact                   $       0.06 $     0.00               $        0.47 $        0.36



  In the first quarter of 1996 Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward, the corporate wide restructuring program. This program is expected to add $140 million to annualized pre-tax earnings when fully implemented by mid-1997. The charge included severance accruals of $22.4 million associated with staff reductions of approximately 1,450 people, fixed asset write-downs of $5.5 million, and other project costs of $22.3 million. The total charge consists of $44.1 million in anticipated cash expenditures and $6.1 million of non-cash asset writedowns. Approximately three-quarters of these cash expenditures have been made as of September 30, 1996.


  In the first half of 1995, certain merger and restructuring charges were taken in connection with completed bank acquisitions. These expenses totaled $43.0 million pre-tax. Additional loan loss provisions of $13.6 million were taken to increase the acquisition banks' loan loss reserve levels to conform with Firstar's policy. Also, securities not compatible with Firstar's investment policy were sold with a resulting loss of $6.3 million. These funds, totaling $146 million, were redeployed in the securities portfolio with a resulting increase in the net yield which recovered the loss within one year. Acquisition related restructuring charges totaling $23.2 million are included in operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closing and write-off of unusable equipment, and $6.4 million of other costs associated with the mergers. The restructuring charge of $23.2 million consists of $17.3 million in anticipated cash expenditures and $5.9 million of non-cash write-downs. Cash payments have reduced this restructuring accrual to approximately $1.9 million as of September 30, 1996.

  Net interest revenue during the first nine months of 1996, on a taxable equivalent basis, was $584.0 million which was $20.3 million, or 3.6%, above the level of the same period last year. The net interest margin was 4.49% during the first nine months compared to 4.53% a year earlier. The increase in net interest revenue was attributable to the higher average earning asset balances, which was partially offset by the reduced net interest margin.

  Table 3 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by 3.4% to $1.060 billion during the first nine months of 1996 compared to the same period last year. This resulted from a 4.5% increase in average earning assets, partially offset by reductions in the interest rate earned. The rate received on earning assets decreased from 8.24% in the first nine months of 1995 to 8.14% in the same period of 1996. Loan revenue increased $30.1 million, or 3.8%, from the same period last year. The increased loan revenue was the result of a 5.4% increase in average loan balances from the same period last year which was partially offset by lower rates.

  Total interest expense was $476.0 million during the first nine months of 1996, an increase of $14.0 million, or 2.4%, from the same period last year. Interest rates on liabilities decreased from 4.57% in 1995 to 4.49% in 1996. Interest expense on total deposits increased $17.6 million, or 5.4%, in the first nine months of 1996 compared to the same period last year, due to a change in mix to higher costing deposit accounts. Interest expense on borrowed funds declined by $3.6 million due to lower interest rates partially offset by higher average balances.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $1.3 million and net interest margin by .01% during the first nine months of 1996. This compares to a decrease in net interest revenue of $8.0 million and a decrease in net interest margin of .06% during the same period in 1995.

  The objective of Firstar's asset/liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset-liability forecast shows that consolidated net interest revenue is expected to remain stable under our most likely rate scenario. This rate scenario assumes an average prime rate of 8.00% compared with the current prime rate of 8.25%.




Table 3.  Analysis of interest revenue and expense


                                                              Nine Months Ended September 30
                                                 ------------------------------------------------------------------
                                                       Interest               Total         Due to
                                                 ------------------------                --------------------------
                                                    1996         1995         Change        Volume         Rate
                                                 -----------  -----------  ------------  ------------  ------------
                                                                         (thousands of dollars)
Interest-bearing deposits
  with banks                                   $        365 $        847 $        (482)$        (345)$        (137)
Federal funds sold and
  resale agreements                                   3,527        9,878        (6,351)       (5,835)         (516)
Trading securities                                      303          762          (459)         (245)         (214)
Securities                                          219,289      207,835        11,454        11,914          (460)
Commercial loans                                    460,518      451,453         9,065        22,341       (13,276)
Consumer loans                                      376,016      354,973        21,043        20,701           342
                                                 -----------  -----------  ------------
  Total loans                                       836,534      806,426        30,108        42,932       (12,824)
                                                 -----------  -----------  ------------
  Total interest revenue                          1,060,018    1,025,748        34,270        45,711       (11,441)

Interest-bearing demand                              16,118       18,321        (2,203)         (425)       (1,778)
Money market accounts                                75,160       62,096        13,064        13,982          (918)
Savings passbook                                     30,515       33,489        (2,974)       (2,533)         (441)
Certificates of deposit                             224,936      215,175         9,761         6,056         3,705
                                                 -----------  -----------  ------------
  Total deposits                                    346,729      329,081        17,648        13,403         4,245
Short-term borrowed funds                            95,334      101,857        (6,523)        4,002       (10,525)
Long-term debt                                       33,968       31,099         2,869         6,290        (3,421)
                                                 -----------  -----------  ------------
  Total interest expense                            476,031      462,037        13,994        21,664        (7,670)
                                                 -----------  -----------  ------------
  Net interest revenue                         $    583,987 $    563,711 $      20,276        25,159        (4,883)
                                                 ===========  ===========  ============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.


  The provision for loan losses of $29.0 million was level with last year.
As discussed previously, $13.6 million of 1995's provision related to a merger adjustment to loan loss reserve levels. Net charge-offs for the first nine months were at a level of .25% of average outstanding loans compared to .22% a year earlier. The reserve for loan losses represented 1.62% of total loans at September 30, 1996, up from 1.58% a year earlier.

  Consumer loan losses have shown increases over the past year with the charge -off rate rising from .32% of loans in the first quarter of 1995 to .55% in the current quarter. This trend is more evident in the credit card area where charge-off levels rose from 1.76% to 4.06% between the two periods. Increased consumer debt loads and delinquency rates have been experienced throughout the country. Firstar expects credit card charge-offs to continue to increase from the current level up to 4.50% to 5.00% during the next two quarters before beginning to decline to the 4.00% to 4.25% range. The commercial loan charge-off rate for the third quarter of this year was .05%. While commercial loan charge-offs have fluctuated during the past several quarters, they remain at an overall low level. Table 4 shows information on loan charge-offs.

Nonperforming assets were $92.4 million at September 30, 1996 which amounted to
 .77% of total loans and foreclosed assets. This was an $5.0 million decrease from the prior quarter and an increase of $1.7 million from a year earlier. Loans past due more than 90 days increased by $33.3 million from the prior quarter end to $82.7 million on September 30, 1996. Approximately one-half of this increase was due to loan documentation involving loan renewals which were subsequently resolved. Additionally, the completion of a bank acquisition in the third quarter added $6.0 million in past due loans.



Table 4. Net loan charge-offs

                                                              Quarter ended
                           --------------------------------------------------------------------------------------------
                             9-30-96      6-30-96     3-31-96     12-31-95      9-30-95       6-30-95        3-31-95
                           -----------  -----------  ---------  ------------  ------------  ------------   ------------
                                      (thousands of dollars)  (thousands of dollars)
Credit card                     6,343 $      5,674 $    4,746 $       4,215 $       2,121 $       2,468  $       2,387
Other consumer                  1,618        2,722      1,072         4,625         2,464         1,425          1,768
                           -----------  -----------  ---------  ------------  ------------  ------------   ------------
  Total consumer                7,961        8,396      5,818         8,840         4,585         3,893          4,155
Commercial                        987          266        274         4,277            71         2,886          4,183
                           -----------  -----------  ---------  ------------  ------------  ------------   ------------
  Total net charge-offs         8,948 $      8,662 $    6,092 $      13,117 $       4,656 $       6,779  $       8,338
                           ===========  ===========  =========  ============  ============  ============   ============

Net charge-offs as a % of
Credit card                      4.06         3.81 %     3.20 %        2.43 %        1.95 %        1.81 %         1.76 %
Other consumer                   0.12         0.22       0.08          0.42          0.15          0.09           0.15
  Total consumer                 0.55         0.60       0.41          0.63          0.33          0.26           0.32
Commercial                       0.05         0.02       0.02          0.25          --            0.19           0.26
  Total loans                    0.27         0.27       0.19          0.42          0.15          0.22           0.28






  Other operating revenue, excluding securities gain and losses, increased by 11.3% to a level of $324.6 million in the first nine months of 1996 compared to the same period last year. Table 5 shows the composition of other operating revenue.



Table 5.  Other operating revenue
                                             Three Months Ended                     Nine Months Ended
                                                   September 30                       September 30
                                       -----------------------------------    -----------------------------------------
                                          1996         1995       Change          1996          1995          Change
                                       -----------  -----------  ---------    ------------  ------------   ------------
                                       (thousands of dollars)                 (thousands of dollars)
Trust and investment management fees $     36,810 $     32,814       12.2 % $     108,388 $      96,931           11.8 %
Service charges on deposit accounts        22,506       20,499        9.8          65,200        60,284            8.2
Credit card service revenue                18,654       16,376       13.9          52,091        45,148           15.4
Mortgage loan servicing                     6,873        5,902       16.5          17,723        17,790           (0.4)
Mortgage loan origination                   6,170        4,945       24.8          19,384        10,341           87.4
Data processing fees                        4,687        4,041       16.0          13,851        13,557            2.2
Insurance revenue                           3,881        3,312       17.2           8,389         8,927           (6.0)
Brokerage revenue                           2,905        3,002       (3.2)          9,968         7,921           25.8
International fees                          1,565        1,567       (0.1)          4,342         4,464           (2.7)
Foreign exchange gains                        586          709      (17.3)          1,844         1,839            0.3
ATM fees                                    1,412        1,299        8.7           3,983         3,873            2.8
Safe deposit fees                             901        1,039      (13.3)          3,010         3,175           (5.2)
Trading securities gains                      635          505       25.7           1,549         1,725          (10.2)
Other                                       5,744        4,731       21.4          14,843        15,657           (5.2)
                                       -----------  -----------               ------------  ------------
  Subotal                                 113,329      100,741       12.5         324,565       291,632           11.3
Securities (losses) gains                      22          313                         64        (5,748)
  Total                                -----------  -----------               ------------  ------------
                                     $    113,351 $    101,054       12.2 % $     324,629 $     285,884           13.6 %
                                       ===========  ===========               ============  ============

  Other operating revenue represents 37% of total revenue. An industry measure of fee revenue prominence is the ratio of this revenue stream to average assets. During the first nine months of 1996 this ratio was 2.27% compared to 2.15 % during the same period last year.

  Trust and investment management fees are the single largest source of fee revenue, contributing $108.4 million, or 33%, of other operating revenue. This level represents an 11.8% growth in revenue during the first nine months of 1996 compared to the same period last year. Trust and investment assets under management were $20.8 billion on September 30, 1996, a 16.3% increase from the year earlier level due to both the result of general market appreciation and additional net new business. Additionally, assets held in custody rose by 26.9% to a level of $66.6 billion during the same time period.

  Revenue from service charges on deposit accounts at $65.2 million for the first nine months of 1996 was 8.2% higher than last year.

  Credit card service revenues are the third largest source of fee revenue, totaling $52.1 million during the first nine months of 1996, which was an 15.4% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all contributed to this revenue growth.

  Revenue from mortgage loan origination activities increased 87.4% from the year earlier level. Origination revenue consists of both fees collected and gains realized on the sale of loans. Fees rose $7.1 million to a level of $12.7 million in the first nine months of 1996 while loan gains increased $1.9 million to $6.7 million. Mortgage interest rates have increased since the first quarter and origination volumes have declined somewhat. Mortgage loan servicing revenues were unchanged at $17.7 million. Sales of servicing rights contributed $5.3 million of revenue in the first nine months of this year and $5.6 million in the same period of last year.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $61.8 million, essentially level with the same period of 1995. Last year's revenue included $2.1 million of nonrecurring items.

  Other operating expense increased to a level of $584.5 million for the first
nine months of 1996.   Excluding the restructuring charges and SAIF assessment,
expenses declined by 1.7%.  Personnel costs decreased by 2.8% to a level of $293.0 million.  Nonpersonnel expense, excluding the one-time charges,
declined by 0.2%.   The detail of other operating expense is shown in Table 6.

  Full-time equivalent personnel headcount was 8,420 on September 30, 1996, down from 9,524 one year earlier. Staff reductions have occurred under the corporate wide restructuring program currently being implemented. Approximately 300 FTEs have been added during this period as a result of bank acquisitions. This net staff reduction is seen in the lowered salary and fringe benefits expense levels between the two periods.

  Net occupancy expense increased $4.4 million, or 10.2% in the first nine months of 1996 compared to the same period last year. The increase was due in part to bank acquisitions occurring this year. Equipment expense increased $4.4 million, or 9.7% during the first nine months of 1996 compared to the same period last year. The increase in equipment expense was due to data processing system upgrades resulting from investments in new technology and increased processing volumes from bank acquisitions.

  In the third quarter of 1995, the FDIC reduced the rate charged for deposit insurance to all BIF insured banks and refunded excess premiums paid. The current rate is $2,000 per year for each insured bank compared with the $.23 per $100 of deposits previously charged. Firstar also has deposits subject to SAIF insurance totaling approximately $1.5 billion. The insurance rate on these deposits remains at $.23 per $100 of deposits, thus creating a blended rate. These new rates reduced FDIC expense from $14.4 million in the first nine months of 1995 to $2.1 million this year. As part of the legislation which resulted in the SAIF assessment which recapitalized the savings and loan insurance fund, a new rate schedule for deposit insurance will be implemented in 1997. This will result in an annualized net expense reduction of approximately $800 thousand in 1997.

  The efficiency ratio, which is the ratio of expense to revenue, was 57.9% in the first nine months of 1996 compared to 62.6% a year earlier. Firstar has initiated a corporate restructuring program with a goal of reaching a 55% efficiency ratio in 1997.



Table 6.  Other operating expense
                                            Three Months Ended                       Nine Months Ended
                                               September 30                            September 30
                                       -------------------------------------    ----------------------------------------
                                          1996         1995        Change           1996          1995          Change
                                       -----------  -----------  -----------    ------------  ------------   -----------
                                       (thousands of dollars)                   (thousands of dollars)
Salaries                             $     78,234 $     80,805        (3.2)% $     236,908 $     244,101          (2.9)%
Employee benefits                          17,338       18,442        (6.0)         56,087        57,180          (1.9)
                                       -----------  -----------                ------------  ------------
  Total personnel expense                  95,572       99,247        (3.7)        292,995       301,281          (2.8)

Net occupancy expense                      16,782       14,022        19.7          47,356        42,973          10.2
Equipment expense                          16,250       14,805         9.8          47,855        43,625           9.7
Business development                        6,875        7,360        (6.6)         18,683        21,182         (11.8)
F.D.I.C. insurance                            398         (354)     (212.4)          2,130        14,352         (85.2)
Stationery and supplies                     5,769        5,371         7.4          17,814        15,240          16.9
Delivery                                    4,956        4,824         2.7          14,471        14,052           3.0
Professional fees                           6,159        4,415        39.5          15,591        13,912          12.1
Information processing expense              5,550        5,608        (1.0)         15,371        16,485          (6.8)
Amortization of intangibles                 5,102        3,508        45.4          12,491         9,353          33.6
Employee education/recruiting               1,836        1,709         7.4           4,670         6,157         (24.2)
Federal Reserve processing fees             1,222          978        24.9           3,095         3,398          (8.9)
Commissions and service fees                1,451          991        46.4           4,381         4,335           1.1
Wire communication                          1,755        2,054       (14.6)          5,448         5,530          (1.5)
Processing and other losses                 1,541        3,715       (58.5)          5,198         5,922         (12.2)
Credit card assessment fees                 1,561        1,390        12.3           4,355         3,584          21.5
Net foreclosed assets expense(income)         126         (536)                        662          (684)
Published information                         691          550        25.6           1,932         1,734          11.4
Insurance                                     579          634        (8.7)          1,118         1,674         (33.2)
Other                                       4,868        4,199        15.9          10,642        10,999          (3.2)
                                       -----------  -----------                ------------  ------------
  Total nonpersonnel expense               83,471       75,243        10.9         233,263       233,823          (0.2)
Restructuring charges                           0            0                      50,237        23,151
SAIF assessment                             7,969            0                       7,969             0
                                       -----------  -----------                ------------  ------------
  Total other operating expense      $    187,012 $    174,490         7.2 % $     584,464 $     558,255           4.7 %
                                       ===========  ===========                ============  ============



  Total assets on September 30, 1996 were $19.9 billion, up $746 million from December 31, 1995 and up $1.13 billion from a year earlier. Earning assets totaled $17.5 billion, up $457 million, or 2.7% from year end. Earning assets have increased $1.08 billion, or 3.7%, from a year earlier. Approximately $1 billion in total assets was added through two bank acquisitions which closed in 1996.

  Loans totaled $13.2 billion on September 30, 1996 an increase of $583 million from year end 1995 and $539 million from a year earlier. Bank acquisitions which occurred in the first and third quarters of 1996 added approximately $900 million of loans. Exclusive of acquisition related impact, loans declined by 2.5% from year end and 2.8% from a year ago.

 Commercial loans totaled $7.4 billion on September 30, 1996, a decline of $152 million, or 2.2%, from year end and $330 million, or 4.6%, from a year earlier, exclusive of the effect of the bank acquisitions. Commercial loan growth has been weak during the past several quarters. Commercial loans are, however, expected to resume a more normal growth rate reflective of the overall good economic climate in Firstar's marketplace.

 Consumer loans were $5.8 billion on September 30, 1996, a decline of $189 million, or 3.3%, from year end, excluding loans added from the bank acquisitions. Consumer loans decreased $55 million, or 0.8%, from a year earlier. Good growth has been evident in charge card loans, which are up 12.6% from a year ago and home equity loans which rose 12%. Residential mortgage loans, excluding loans from bank acquisitions and loans held for sale have declined by over $114 million from September 30, 1995 due to loan repayments, consumer preference for longer term secondary market mortgages, and a decision by Firstar to price portfolio mortgages at higher spreads to Treasury rates.

  Total securities, including both those designated as available for sale and those held to maturity were $4.3 billion at September 30,1996 compared with $4.5 billion at year end and $4.3 billion a year earlier.

  Fund sources, consisting of deposits and borrowed funds, were $18.0 billion
on September 30, 1996.  Total   deposits were $14.8 billion, a decrease of
$359 million, or 2.5%, from year end levels and an increase of $141 million or 1.0%, from a year ago excluding the impact of the bank acquisitions. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's deposit growth.

  Borrowed funds were $3.2 billion on September 30, 1996, an increase of $114 million from year end and a decrease of $22 million from a year earlier. Borrowed funds have remained somewhat level as deposit balances have been adequate to fund the modest growth in earning assets.

  Stockholders' equity totaled $1.645 billion at the end of the third quarter, an increase of $229 million from the prior quarter and $141 million from the total at September 30,1995. During the third quarter of 1996 , 4 million shares of common stock were reissued in a bank acquisition which increased stockholders' equity by $180 million. Firstar has repurchased 7.8 million shares of its common stock over the past fifteen months. Of this total, 1.8 million were permanently retired; 4.9 million were reissued in bank acquisitions; and 1.1 million were reissued for stock options and conversions.

 Firstar's capital management plan strives to match longer term capital needs while maintaining sound capital levels. Management intends to manage the capital levels of the Corporation at the top quartile ratio of its peers. Firstar has in the past conducted common stock buyback programs to manage equity levels and will continue to consider such options in the future to maintain its capital ratios at top quartile while enhancing the return on equity.

  The board of directors declared a quarterly dividend to common stockholders of $.38 per share payable November 15 to stockholders of record October 28. The board also declared a quarterly dividend of $8.75 per Series D preferred share payable December 30 to stockholders of record December 15.





Table 7.  Capital components and ratios
                                                                        September 30  December 31   September 30
                                                                        1996          1995          1995
                                                                        ------------  ------------  ------------
                                                                        (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                $   1,644,816 $   1,524,820 $   1,514,567
  Unrealized (gains) losses on securities available for sale                 (8,738)      (34,127)       (1,314)
  Minority interest in subsidiaries                                           2,278         3,171         3,020
  Less goodwill                                                            (189,814)     (107,298)     (108,381)
                                                                        ------------  ------------  ------------
    Total Tier I capital                                                  1,448,542     1,386,566     1,407,892

Allowable reserve for loan losses                                           177,724       167,564       165,563
Allowable long-term debt                                                     75,668       111,336       134,336
                                                                        ------------  ------------  ------------
    Total Tier II capital                                                   253,392       278,900       299,899
                                                                        ------------  ------------  ------------
    Total capital                                                     $   1,701,934 $   1,665,466 $   1,707,791
                                                                        ============  ============  ============

Risk-adjusted assets                                                  $  14,181,132 $  13,377,391 $  13,210,045

Tier I capital to risk-adjusted assets                                        10.21 %       10.36 %       10.66 %
Total capital to risk-adjusted assets                                         12.00         12.45         12.93
Tier I leverage ratio                                                          7.49          7.52          7.71




  The foregoing discussion under Item 2 included forecasts (which generally were stated as expected results) concerning revenues, expenses and other business results which are based on estimates. There are numerous factors such as changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other economic conditions that could change future results and no assurance can be given that these forecasts will be achieved.


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
----------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended                  Nine Months ended
                                         September 30                          September 30
                                         ----------------------       ------------------------------
                                             1996       1995                1996          1995
                                         ----------------------       ------------------------------
Earnings and Dividends
Net income                               $   69,272 $   67,077        $     176,553 $     157,144
Per common share:
  Net income                                   0.93       0.88                 2.39          2.05
  Dividends                                    0.38       0.34                 1.10          0.98
  Stockholders' equity                         0.00       0.00                21.72         20.00

Performance Ratios
Return on average assets                       1.41 %     1.45 %               1.24 %        1.16 %
Return on average common equity               17.27      17.45                15.35         13.86
Dividend payout ratio                         40.86      38.64                46.03         47.80
Equity to assets                               0.00       0.00                 8.26          8.06
Net loan charge-offs as a percentage
  of average loans                             0.27       0.15                 0.25          0.22
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                       0.00       0.00                 0.70          0.72
Net interest margin                            4.47       4.45                 4.49          4.53
Efficiency ratio*                             57.44      60.09                57.92         62.56
Fee revenue as a percentage
  of average assets                            2.31       2.17                 2.27          2.15

Statistical Data
Full-time equivalent staff (at quarter end)       0          0                8,420         9,524
Average common shares
  outstanding (000's)                        74,708     75,887               73,642        76,085
Actual common shares
  outstanding (000's at quarter end)              0          0               75,194        74,851

Stock Price Information
High                                     $   49.125 $   38.375        $      49.750 $      38.375
Low                                          42.875     32.500               36.625        26.250
Close                                        48.875     37.125               48.875        37.125






*Adjusted for restructuring costs and SAIF assessment




                                   -15-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended September 30
                                ------------------------------------------------------------------------
                                                  1996                                  1995
                                ------------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $      8,820 $       108      4.87 %  $      9,199 $       188   8.11 %
Federal funds sold and
 resale agreements                   121,716       1,829      5.98         243,729       3,705   6.03
Trading securities                     8,799          35      1.58          11,892         197   6.57
Securities:
  Taxable                          3,215,682      52,411      6.50       3,152,223      51,132   6.46
  Nontaxable                       1,116,720      20,150      7.22       1,083,815      19,937   7.36
                                  -----------  ----------               -----------  ----------
 Total securities                  4,332,402      72,561      6.69       4,236,038      71,069   6.69
Loans:
  Commercial                       7,420,958     158,365      8.49       6,961,988     151,574   8.64
  Consumer                         5,789,922     126,606      8.72       5,498,765     121,264   8.78
                                  -----------  ----------               -----------  ----------
  Total loans                     13,210,880     284,971      8.59      12,460,753     272,838   8.70
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,682,617     359,504      8.10      16,961,611     347,997   8.16
Reserve for loan losses             (213,171)                             (200,960)
Cash and due from banks            1,069,877                               782,588
Other assets                         971,524                               835,638
                                  -----------                           -----------
  Total assets                  $ 19,510,847                          $ 18,378,877
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,562,501 $     5,509      1.40 %  $  1,550,721 $     4,593   1.18 %
Money market accounts              2,644,523      26,594      4.00       2,121,584      20,604   3.85
Savings passbook                   1,599,096      10,004      2.49       1,724,086       9,724   2.24
Certificates of deposit            5,346,708      76,115      5.66       5,386,854      77,204   5.69
Short-term borrowed funds          2,390,207      32,876      5.47       2,359,997      35,113   5.90
Other debt                           681,269      10,054      5.90         608,838      11,135   7.31
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,224,304     161,152      4.51      13,752,080     158,373   4.57
Demand deposits                    3,393,956                             2,796,011
Other liabilities                    290,192                               294,626
Stockholders' equity               1,602,395                             1,536,160
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,510,847                          $ 18,378,877
                                  ===========                           ===========
Net interest
  revenue/margin                             $   198,352      4.47 %               $   189,624   4.45 %
                                               ==========                            ==========





                                                                     Nine months ended September 30
                                ------------------------------------- ----------------------------------
                                                  1996                                  1995
                                  ----------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $      9,938 $       365      4.91 %  $     18,757 $       847   6.04 %
Federal funds sold and
 resale agreements                    82,070       3,527      5.74         217,209       9,878   6.08
Trading securities                     8,924         303      4.54          14,729         762   6.92
Securities:
  Taxable                          3,271,382     157,943      6.44       3,099,859     148,686   6.40
  Nontaxable                       1,124,249      61,346      7.28       1,056,970      59,149   7.46
                                  -----------  ----------               -----------  ----------
  Total securities                 4,395,631     219,289      6.66       4,156,829     207,835   6.67
Loans:
  Commercial                       7,145,606     460,518      8.61       6,802,663     451,453   8.87
  Consumer                         5,734,525     376,016      8.75       5,418,816     354,973   8.75
                                  -----------  ----------               -----------  ----------
  Total loans                     12,880,131     836,534      8.67      12,221,479     806,426   8.82
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,376,694   1,060,018      8.14      16,629,003   1,025,748   8.24
Reserve for loan losses             (205,119)                             (196,364)
Cash and due from banks            1,039,184                               845,474
Other assets                         882,847                               824,039
                                  -----------                           -----------
  Total assets                  $ 19,093,606                          $ 18,102,152
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,544,880 $    16,118      1.39 %  $  1,582,602 $    18,321   1.55 %
Money market accounts              2,529,782      75,160      3.97       2,060,825      62,096   4.03
Savings passbook                   1,616,297      30,515      2.52       1,750,191      33,489   2.56
Certificates of deposit            5,379,349     224,936      5.59       5,247,463     215,175   5.48
Short-term borrowed funds          2,395,337      95,334      5.32       2,302,189     101,857   5.92
Other debt                           687,748      33,968      6.59         568,743      31,099   7.29
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,153,393     476,031      4.49      13,512,013     462,037   4.57
Demand deposits                    3,111,532                             2,767,655
Other liabilities                    285,290                               296,678
Stockholders' equity               1,543,391                             1,525,806
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,093,606                          $ 18,102,152
                                  ===========                           ===========

Net interest
  revenue/margin                             $   583,987      4.49 %               $   563,711   4.53 %
                                               ==========                            ==========


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



November 13, 1996

                                   -17-