Form 10-K
period 1996-12-31
FIRSTAR CORP /WI/
filed 1997-03-14
CIK 37076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File Number 1-2981

                              FIRSTAR CORPORATION

                WISCONSIN                                          39-0711710
         (State of Incorporation)                     (I.R.S. Employer Identification No.)

             777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
                        Telephone Number (414) 765-4321

           Securities Registered Pursuant to Section 12b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
         -------------------                          ------------------------
Common Stock, $1.25 par value                  New York Stock Exchange, Inc.
                                               Chicago Stock Exchange, Inc.
Preferred Stock, Series D                      Nasdaq
Preferred Share Purchase Rights                New York Stock Exchange, Inc.
                                               Chicago Stock Exchange, Inc.

        Securities Registered Pursuant to Section 12(g) OF THE ACT: NONE

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of February 28, 1997, 144,497,866 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $3.8 billion.

                      Documents Incorporated by Reference:

     Portions of the 1997 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I
  Item  1 - Business........................................      2
  Item  2 - Properties......................................      5
  Item  3 - Legal Proceedings...............................      5
  Item  4 - Submission of Matters to a Vote of Security
     Holders................................................      5
PART II
  Item  5 - Market for the Registrant's Common Equity and
     Related Stockholder Matters............................      5
  Item  6 - Selected Financial Data.........................      6
  Item  7 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...      7
  Item  8 - Financial Statements and Supplementary Data.....     28
  Item  9 - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............     60
PART III
  Item 10 - Directors and Executive Officers of the
     Registrant.............................................     60
  Item 11 - Executive Compensation..........................     60
  Item 12 - Security Ownership of Certain Beneficial Owners
     and Management.........................................     60
  Item 13 - Certain Relationships and Related
     Transactions...........................................     60
PART IV
  Item 14 - Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................     60
  Signatures................................................     62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Firstar Corporation is a registered bank holding company incorporated in Wisconsin in 1929. Firstar Corporation ("Firstar") is the largest bank holding company headquartered in Wisconsin. Firstar's two bank subsidiaries in Wisconsin had total assets of $10.3 billion at December 31, 1996. Its one bank and savings and loan in Iowa, one Illinois bank and one Minnesota bank had total assets of approximately $2.9 billion, $2.8 billion and $3.0 billion, respectively, as of December 31, 1996. Firstar has one bank in Phoenix, Arizona with total assets of $158 million. Firstar's principal subsidiary, Firstar Bank Milwaukee, N.A., had total assets of $6.1 billion which represented 31 percent of Firstar's consolidated assets at December 31, 1996, and is the largest commercial bank in Wisconsin. Subsidiary asset totals are net of intercompany balances.

     Firstar provides banking services throughout Wisconsin and Iowa and in the Chicago, Minneapolis-St. Paul and Phoenix metropolitan areas. Its Wisconsin bank subsidiaries operate in 118 locations, with offices in eight of the ten largest metropolitan population centers of the state, including 41 offices in the Milwaukee metropolitan area. Its Iowa bank subsidiary operates in 51 locations; its Illinois bank subsidiary in 40 locations; its Minnesota bank subsidiary in 31 locations; and its Arizona bank in three locations. Firstar also provides trust services in its five-state banking locations and in Florida at two locations. Firstar's bank subsidiaries provide a broad range of financial services for companies based in Wisconsin, Iowa, Illinois and Minnesota, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide trust and investment management services to individual and corporate customers. Firstar Bank Milwaukee, N.A. also conducts international banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions. Nonbank subsidiaries provide retail brokerage services, trust and investment management services, residential mortgage banking activities, title insurance, business insurance, consumer and credit related insurance, and corporate computer and operational services.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (14) of Firstar as of December 31, 1996. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar and/or one or more of its subsidiaries during the past five years. There are no family relationships among any of the executive officers.

                       NAME                            AGE                      POSITION
                       ----                            ---                      --------
Roger L. Fitzsimonds...............................    58     Chairman of the Board and Chief Executive
                                                              Officer of Firstar (Since February 1991)
John A. Becker.....................................    54     President and Chief Operating Officer of
                                                              Firstar (Since January 1990)
Chris M. Bauer.....................................    48     Senior Executive Vice President of Firstar
                                                              (Since January 1996)
Richard W. Schoenke................................    53     Senior Executive Vice President of Firstar
                                                              (Since January 1996)
Steven R. Parish...................................    39     Executive Vice President of Firstar (Since
                                                              April 1996)
Jay B. Williams....................................    45     President of Firstar Bank Illinois (Since
                                                              January 1995)
Michael J. Schmitz.................................    62     Executive Vice President of Firstar (Since
                                                              September 1990)
Jon H. Stowe.......................................    52     Executive Vice President of Firstar (Since
                                                              January 1995)
Dennis R. Fredrickson..............................    52     Senior Vice President of Firstar (Since
                                                              October 1988)
Larry A. Greves....................................    49     Senior Vice President of Firstar (Since
                                                              January 1992)
John R. Heistad....................................    50     Senior Vice President and Chief Credit
                                                              Officer of Firstar (Since January 1992)
Howard H. Hopwood III..............................    51     Senior Vice President and General Counsel of
                                                              Firstar (Since January 1986)
Ronald E. Roder....................................    48     Senior Vice President of Firstar Bank
                                                              Milwaukee (Since December 1988)
Jeffrey B. Weeden..................................    40     Senior Vice President--Finance and Treasurer
                                                              and Chief Financial Officer of Firstar
                                                              (Since April 1996)

ITEM 2. PROPERTIES

     On December 31, 1996, Firstar had 243 banking locations, of which 165 were owned and 78 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See Item 6 of this document for information on stock price ranges and dividends. The principal markets for the quotations of stock prices are the New York Stock Exchange and Chicago Stock Exchange. There were 11,593 holders of record of Firstar's $1.25 par value Common Stock on February 28, 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                                          Years Ended December 31
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            --------   --------   --------   --------   --------
                                                  (thousands of dollars, except per share)
EARNINGS AND DIVIDENDS
Net interest revenue......................  $750,379   $725,947   $698,838   $659,939   $626,371
Provision for loan losses.................    42,647     36,756     23,891     29,090     50,733
Other operating revenue...................   440,452    392,197    370,619    392,918    347,936
Other operating expense...................   773,637    734,122    706,185    689,274    655,444
Net income................................   250,177    228,913    226,673    227,938    185,999
Per common share:
  Net income..............................      1.68       1.50       1.49       1.50       1.25
  Dividends...............................       .74        .66        .58        .50        .40
  Stockholders' equity....................     11.26      10.31       9.73       8.89       7.91
Average common shares (000's).............   148,061    151,432    150,391    148,262    143,983
------------------------------------------
PERFORMANCE RATIOS
Return on average assets..................      1.31%      1.26%      1.37%      1.49%      1.29%
Return on average common equity...........     15.95      15.11      15.96      17.81      16.65
Equity to assets..........................      8.62       7.95       8.41       8.28       7.94
Total risk-based capital..................     13.47      12.45      13.18      13.17      13.10
Net loan charge-offs as a percentage of
  average loans...........................       .30        .27        .25        .25        .40
Nonperforming assets as a percentage of
  loans and foreclosed assets.............       .72        .77        .69        .81       1.17
Net interest margin.......................      4.51       4.55       4.89       5.04       5.11
Efficiency ratio*.........................     58.18      61.43      61.75      63.53      65.13
Fee revenue as a percentage of average
  assets..................................      2.30       2.18       2.26       2.56       2.39
------------------------------------------
                                                           (millions of dollars)
BALANCE SHEET AT DECEMBER 31
Total assets..............................  $ 19,767   $ 19,168   $ 17,994   $ 16,412   $ 15,561
Securities................................     4,217      4,475      3,974      3,360      3,279
Loans:
  Commercial loans........................     7,312      6,966      6,710      5,996      5,472
  Consumer loans..........................     3,224      2,944      2,813      2,561      2,229
  Consumer mortgage loans.................     2,660      2,723      2,383      2,268      2,115
     Total loans..........................    13,196     12,633     11,906     10,825      9,816
Earning assets............................    17,626     17,233     16,293     14,551     13,617
Deposits:
  Core deposits...........................    14,369     13,403     12,818     12,689     12,311
  Other deposits..........................       845        909        591        444        445
     Total deposits.......................    15,214     14,312     13,409     13,133     12,756
Short-term borrowed funds.................     1,869      2,303      2,196      1,178        900
Long-term debt............................       547        734        574        486        426
Trust capital securities..................       150
Stockholders' equity......................     1,704      1,525      1,513      1,359      1,237
------------------------------------------
STOCK PRICE INFORMATION
High...............................................  $   26 7/8  $   20 1/2  $   17 11/16 $   18 5/8 $   15 15/16
Low................................................      18 5/16     13 1/8      12 9/16     14 11/16     11 9/16
Close..............................................      26 1/4      19 13/16     13 7/16     15 3/8     15 3/4
---------------------------------------------------

* The calculation excludes nonrecurring items in 1996, 1995 and 1994.

All share and per share amounts have been adjusted to reflect the two-for-one stock split completed in February 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     This review contains forward looking statements concerning Firstar's business results that are based on estimates. Actual results could differ materially due to factors such as changes in economic conditions, compression of net interest revenue due to unanticipated declines in net interest margins and outstanding loan balances, unanticipated delays in cost reduction and revenue enhancements, and the ability of the company to attract and retain qualified personnel. Therefore, there can be no assurances that actual results will correspond to these forward-looking statements.

HIGHLIGHTS

     Firstar recorded net income in 1996 of $250.2 million, a 9.3% increase over the $228.9 million earned in 1995. On a per common share basis, 1996 net income increased to $1.68 from $1.50 earned in 1995, representing a 12.0% increase. In 1994, net income was $226.7 million, or $1.49 per common share.

     Return on average common equity was 15.95% in 1996 compared with 15.11% in 1995 and 15.96% in 1994. Return on average assets for 1996 was 1.31% compared with 1.26% in 1995 and 1.37% in 1994.

     Earnings during the past three years included unusual expenses which lowered each year's reported net income. In 1996, Firstar incurred total net special charges of $33.4 million after tax, or $.23 per share. A corporate wide restructuring program was announced in early 1996 and a charge of $53.3 million pre-tax, or $.22 per share, was taken to cover implementation costs. Also included in 1996 was the Savings Association Insurance Fund charge of $.03 per share. A gain of $.02 per share from the favorable settlement of prior years tax items was also realized in 1996. During 1995 charges were taken in connection with four completed bank acquisitions. These expenses totaled $43.0 million pre-tax and reduced net income by $.18 per share. During 1994, a $22 million pre-tax charge was recorded for a check kiting fraud which reduced net income by $.09 per share.

     Exclusive of these items, operating earnings per share would have shown sound growth of 13.7% in 1996 and 6.3% in 1995. Return on average common equity absent these charges would have been 18.09% in 1996 compared with 16.95% in 1995 and 16.90% in 1994.

     Major factors affecting underlying earning trends during the past three years were:

     - Net interest revenue, on a taxable equivalent basis, increased by 3.3% in 1996 following a similar increase of 3.5% during 1995. Increased average earning asset balances during these periods contributed to higher net interest revenue.

     - Net interest margins were further compressed, with the 1996 margin at 4.51% compared with 4.55% in 1995 and 4.89% in 1994.

     - Growth in major fee revenue businesses continued, with trust and investment management fees up over 10% in both 1996 and 1995. Credit card revenue was up 12.6% in 1996 and 11.2% in 1995. Overall, fee revenue grew by 10.7% in 1996 and 5.8% in 1995.

     - Increased credit card charge-off levels have been reflected in the higher provision for loan losses taken in 1996.

     - Operating expenses before special charges increased by only .2% during 1996 reflecting both cost reductions from the restructuring program and reduced FDIC insurance partially offset by expenses added through bank acquisitions completed in 1996.

     Total nonperforming assets were $95.0 million at the end of the year, a decrease of $2.9 million from the prior year end. Nonperforming assets now represent .72% of total loans and foreclosed assets compared with .77% a year earlier.

     Stockholders' equity stood at $1.7 billion at the end of 1996. Market capitalization was $3.9 billion, an increase of 36% from a year earlier. Capital strength, by all measures, remains strong.

NET INTEREST REVENUE

     Net interest revenue, which comprises interest and loan-related fees less interest expense, is the principal source of earnings for Firstar. Net interest revenue is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. The net interest margin is net interest revenue expressed as a percentage of average earning assets. To permit comparisons, net interest revenue and margins in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a taxable-equivalent basis. Table 1 shows the components of net interest revenue, net income and net interest margin for the last three years.

                                    TABLE 1

            CONDENSED INCOME STATEMENTS -- TAXABLE-EQUIVALENT BASIS

                                                                                Change from Prior Year
                                                                        --------------------------------------
                                                                          1996 vs 1995          1995 vs 1994
                                                                        ----------------      ----------------
                                         1996       1995       1994     Amount   Percent      Amount   Percent
                                       --------   --------   --------   ------   -------      ------   -------
                                                                (millions of dollars)
Interest revenue.....................  $1,383.1   $1,347.8   $1,119.7   $35.3      2.6%       $228.1    20.4%
Taxable-equivalent adjustment........      33.9       33.4       35.0     0.5      1.5         (1.6)    (4.6)
                                       --------   --------   --------   -----                 ------
  Interest
    revenue--taxable-equivalent......   1,417.0    1,381.2    1,154.7    35.8      2.6        226.5     19.6
Interest expense.....................     632.7      621.8      420.9    10.9      1.8        200.9     47.7
                                       --------   --------   --------   -----                 ------
  Net interest revenue --
    taxable-equivalent...............     784.3      759.4      733.8    24.9      3.3         25.6      3.5
Provision for loan losses............      42.6       36.8       23.9     5.8     15.8         12.9     54.0
Other operating revenue..............     440.4      392.2      370.6    48.2     12.3         21.6      5.8
Other operating expense..............     773.6      734.1      706.1    39.5      5.4         28.0      4.0
                                       --------   --------   --------   -----                 ------
  Income before income taxes.........     408.5      380.7      374.4    27.8      7.3          6.3      1.7
Provision for income taxes...........     124.4      118.4      112.7     6.0                   5.7
Taxable-equivalent adjustment........      33.9       33.4       35.0      .5                  (1.6)
                                       --------   --------   --------   -----                 ------
  Net income.........................  $  250.2   $  228.9   $  226.7   $21.3      9.3        $ 2.2      1.0
                                       ========   ========   ========   =====                 ======
Yield on earning assets..............      8.14%      8.28%      7.69%   (.14)%                 .59%
Cost of interest-bearing
  liabilities........................      4.48       4.59       3.51    (.11)                 1.08
                                       --------   --------   --------   -----                 ------
Interest spread......................      3.66       3.69       4.18    (.03)                 (.49)
Impact of interest-free funds........       .85        .86        .71    (.01)                  .15
                                       --------   --------   --------   -----                 ------
  Net interest margin................      4.51%      4.55%      4.89%   (.04)%                (.34)%
                                       ========   ========   ========   =====                 ======

     During 1996, net interest revenue increased 3.3% to $784.3 million. This follows a similar growth of 3.5% in 1995. The growth in both years benefited from higher average earning asset balances. Average earning assets rose by 4.2% during 1996, mostly attributable to assets acquired through bank acquisitions. This compared to a 11.2% increase in average earning assets in 1995. This positive impact was somewhat offset by a reduction in the net interest margin in both years.

     The net interest margin for 1996 was 4.51% compared with 4.55% in 1995 and 4.89% in 1994. The margin has been relatively stable during the past two years with the margin generally trending upward on a quarterly basis during 1996. Changes in overall interest rates during the past two years were moderate and thus more predictable than was the case in 1994. During that year the prime rate rose from 6.00% to 8.50% and together with other market rate swings reduced Firstar's margin by .34% from 1994 to 1995.

     The rates earned on average earning assets in 1996 declined by .14%, or 14 basis points, due primarily as a result of lower commercial loan rates. The corresponding reduction in the cost of funds rate was 11 basis points, thus reducing the net interest margin in 1996. The decline in the margin from 1994 to 1995 is seen in the 108 basis point increase in the rate paid on fund sources which was matched by only a 59 basis point increase in the earning asset rate. Also there was a shift in the earning assets mix in 1995 to securities which reduced the overall return on earning assets. Benefiting the 1995 margin was, however, the 15 basis point increase attributable to interest free funds supporting earning assets. The higher rate environment places a higher value on these interest free funds.

     Foregone interest on nonperforming loans and foreclosed assets reduced net interest revenue by $4.9 million in 1996, $5.4 million in 1995 and $5.7 million in 1994. This resulted in corresponding reductions in net interest margin of
 .03% in each of the last three years. This nominal impact is a reflection of Firstar's continued low level of nonperforming assets.

     Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue increased by 2.6% to $1.42 billion in 1996. This resulted from an increase of 4.2% in average earning assets partially offset by the decline in the rate earned. Interest income on loans rose by 2.9% due to loan balance increases attributable to bank acquisitions partially offset by lower loan yields. Securities income rose with the higher average balance levels. During 1995, total interest revenue increased by 19.6% to $1.38 billion. This resulted from higher average earning assets, up 11.2%, and the increased yield on earning assets. Interest income on loans rose by 18.1% due to both loan growth and higher rates. Securities income increased with the higher average balance levels and interest rates.

                                    TABLE 2

                    ANALYSIS OF INTEREST REVENUE AND EXPENSE

                                                                            1996 vs 1995                     1995 vs 1994
                                                                    ----------------------------    ------------------------------
                                          Interest                                  Due to                           Due to
                            ------------------------------------     Total    ------------------     Total     -------------------
                               1996         1995         1994       Change    Volume      Rate       Change     Volume      Rate
                            ----------   ----------   ----------    -------   -------   --------    --------   --------   --------
                                                                    (thousands of dollars)
Interest-bearing deposits
  with banks..............  $      380   $      967   $    1,297    $  (587)  $ (352)   $   (235)   $   (330)  $   (537)  $    207
Federal funds sold and
  resale agreements.......       4,916       10,534        9,645     (5,618)  (4,806)       (812)        889     (2,293)     3,182
Trading securities........         392          968        1,560       (576)    (231)       (345)       (592)      (537)       (55)
Securities................     291,261      280,045      220,713     11,216   11,612        (396)     59,332     43,909     15,423
Commercial loans..........     615,966      609,248      513,254      6,718   28,398     (21,680)     95,994     51,107     44,887
Consumer loans............     295,508      278,236      241,152     17,272   18,350      (1,078)     37,084     20,020     17,064
Consumer mortgage loans...     208,570      201,256      167,087      7,314    8,392      (1,078)     34,169     21,057     13,112
                            ----------   ----------   ----------    -------                         --------
    Total loans...........   1,120,044    1,088,740      921,493     31,304   55,019     (23,715)    167,247     92,193     75,054
                            ----------   ----------   ----------    -------                         --------
    Total interest
      revenue.............   1,416,993    1,381,254    1,154,708     35,739   57,967     (22,228)    226,546    135,202     91,344
Interest-bearing demand...      21,786       23,831       21,065     (2,045)    (259)     (1,786)      2,766       (892)     3,658
Money market accounts.....     102,927       85,231       57,274     17,696   18,708      (1,012)     27,957      2,433     25,524
Savings passbook..........      40,034       44,509       43,887     (4,475)  (3,334)     (1,141)        622     (3,034)     3,656
Certificates of deposit...     300,806      291,135      199,743      9,671    8,286       1,385      91,392     43,131     48,261
                            ----------   ----------   ----------    -------                         --------
    Total deposits........     465,553      444,706      321,969     20,847   18,700       2,147     122,737     25,306     97,431
Short-term borrowed
  funds...................     123,629      133,151       67,622     (9,522)   4,675     (14,197)     65,529     34,927     30,602
Long-term debt............      43,523       43,982       31,315       (459)   2,073      (2,532)     12,667      8,736      3,931
                            ----------   ----------   ----------    -------                         --------
    Total interest
      expense.............     632,705      621,839      420,906     10,866   25,104     (14,238)    200,933     59,506    141,427
                            ----------   ----------   ----------    -------                         --------
    Net interest
      revenue.............  $  784,288   $  759,415   $  733,802    $24,873   31,969      (7,096)   $ 25,613     84,110    (58,497)
                            ==========   ==========   ==========    =======                         ========

------------
Calculations are computed on a taxable-equivalent basis using a tax rate of 35%. The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

     Total interest expense increased by 1.7% in 1996 to $632.7 million. Interest expense on deposits rose by 4.7% primarily due to an increase in money market account balances, which were up 22.1% for the year. Interest cost of borrowed funds declined in 1996 due to the lower rate paid for these funds. Total interest expense increased by 47.7% in 1995, to $621.8 million. Interest expense on deposits increased 38.1% in 1995 as interest rates were increased to remain competitive in the market and maturing certificates of deposits repriced at higher rates. Interest cost for short-term borrowed funds nearly doubled as increased reliance was placed upon this higher cost funding source.

OTHER OPERATING REVENUE

     Total other operating revenue, excluding securities gains and losses, increased by 10.7% to a level of $438.0 million in 1996. This compares with a 5.8% increase 1995. Firstar continues to emphasize growth in fee revenue. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 3 shows the composition of other operating revenues.

                                    TABLE 3

                      ANALYSIS OF OTHER OPERATING REVENUE

                                         Years Ended December 31            1996 vs 1995            1995 vs 1994
                                     --------------------------------    ------------------      ------------------
                                       1996        1995        1994      Amount     Percent      Amount     Percent
                                     --------    --------    --------    -------    -------      -------    -------
                                                                 (thousands of dollars)
Trust and investment
  management fees..................  $145,690    $132,377    $120,349    $13,313      10.1%      $12,028      10.0%
Service charges on deposit
  accounts.........................    91,953      81,775      82,378     10,178      12.4          (603)      (.7)
Credit card service revenue........    69,945      62,106      55,867      7,839      12.6         6,239      11.2
Mortgage origination...............    26,065      15,848      17,374     10,217      64.5        (1,526)     (8.8)
Mortgage servicing.................    23,035      22,631      18,105        404       1.8         4,526      25.0
                                     --------    --------    --------    -------                 -------
  Mortgage banking revenue.........    49,100      38,479      35,479     10,621      27.6         3,000       8.5
Data processing fees...............    19,443      17,924      20,263      1,519       8.5        (2,339)    (11.5)
Brokerage revenue..................    13,093      10,874       9,505      2,219      20.4         1,369      14.4
Insurance revenue..................    10,828      11,730      12,188       (902)     (7.7)         (458)     (3.8)
International fees.................     5,811       5,999       5,878       (188)     (3.1)          121       2.1
Electronic funds transfer fees.....     5,109       5,085       5,350         24        .5          (265)     (5.0)
Safe deposit fees..................     4,040       4,207       3,960       (167)     (4.0)          247       6.2
Foreign exchange gains.............     2,272       2,426       2,063       (154)     (6.3)          363      17.6
Municipal finance fees.............       747         936         991       (189)    (20.2)          (55)     (5.5)
Other..............................    19,967      21,775      19,792     (1,808)     (8.3)        1,983      10.0
                                     --------    --------    --------    -------                 -------
    Subtotal.......................   437,998     395,693     374,063     42,305      10.7        21,630       5.8
Trading securities gains...........     2,388       2,234         139        154       6.9         2,095
Securities gains (losses)..........        66      (5,730)     (3,583)     5,796                  (2,147)     59.9
                                     --------    --------    --------    -------                 -------
    Total other operating
      revenue......................  $440,452    $392,197    $370,619    $48,255      12.3       $21,578       5.8
                                     ========    ========    ========    =======                 =======

     Other operating revenue now represents 36.0% of Firstar's revenue, an increase from 34.4% in 1995 and 33.8% in 1994. An industry measure of fee revenue prominence is the ratio of this revenue to average assets. During 1996 this ratio was 2.30% compared to 2.18% in 1995 and 2.26% in 1994. Firstar continues to remain in the top quartile of its peer group by this measure of fee revenue.

     Trust and investment management fees are the single largest source of fee revenue for the company, contributing $145.7 million, or approximately one-third of total other operating revenue. Trust fees have risen by over 10% in both of the past two years. The general rise in the market value of assets contributed to the growth achieved in both years. In addition, expanded services are being offered through Firstar's banking network and additional marketing efforts are also being directed to institutional investors beyond the Midwest. Assets under management increased by 22.2% during 1996 to a level of $22.1 billion which follows the 19.8% increase during 1995. The mix of assets under management has shifted somewhat to fixed income and money market funds where average fees are lower than equity funds, thus limiting fee growth. Assets held in custody accounts were $70.1 billion at year-end 1996, a 26.7% increase from last year. Mutual fund services, where Firstar provides custody and accounting duties have been expanding steadily. Firstar is now the sixth largest processor in the country with over 240 mutual fund accounts.

     Revenue from service charges on deposit accounts rose by 12.4% to $92.0 million in 1996. This compares to a relatively level volume during the prior two years. Factors contributing to this year's growth were increased commercial analyzed service charges and revenue from newly acquired banks.

     Credit card service revenues are the third largest source of fee revenue and totaled $69.9 million in 1996. Credit service revenues increased by 12.6% in 1996 and 11.2% in 1995. The introduction of new credit card products, increased merchant fee revenues and the repricing of service charges have all contributed to this revenue growth. Firstar services 590,000 active card holders, has 34,000 merchant accounts and provides credit card programs to more than 800 financial institutions. This customer base, which covers the upper Midwest and includes Wisconsin, Iowa, Illinois, Minnesota, Upper Michigan, Nebraska, Montana and the Dakotas, provides a market for the sale and expansion of other financial products.

     Revenue from mortgage banking activities rose 27.6% in 1996 to a level of $49.1 million. This follows an 8.5% increase in 1995. Mortgage origination revenues increased 64.5% during 1996 and totaled $26.1 million. Loan origination volumes were $1.7 billion in 1996 compared to $1.4 billion in 1995 and $1.7 billion in 1994. Mortgage loan servicing revenue for 1996 was up 1.8% from last year. Included in servicing revenue were gains on the sales of servicing rights of $7.2 million in 1996, $7.1 million in 1995, and $3.6 million in 1994. Future gains on sales of servicing rights are anticipated to decline as a result of the adoption of SFAS No. 122 described below. These gains were primarily realized on pre SFAS No. 122 servicing rights where there were no capitalized asset values. Mortgage loans serviced for others were $3.1 billion at the end of 1996, compared with $3.3 billion a year earlier.

     Firstar adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" as of January 1, 1995. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights were purchased or related to loans originated by the company. Firstar capitalized $17.5 million in originated service rights in 1996 and $6.3 million in 1995. Further information on mortgage servicing rights activities is included in Note 8 to the Consolidated Financial Statements.

     Data processing fee income increased by 8.5% in 1996 following an 11.5% decline in the previous year. One-half of the increase for 1996 was attributable to an early buyout by a customer who was acquired by another bank. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have acted to reduce revenues over the past several years. Intense price competition has also occurred due to the shrinking market for sales and has affected revenue levels through pricing changes and some loss of customers. Fee revenue in this business should remain under pressure in coming years.

     Brokerage services increased by 20.4% during 1996 and 14.4% in 1995. This encouraging growth in fee revenue was attributable to the general strength of the market and more focused sales efforts.

     Securities losses of $5.7 million and $3.6 million were realized in 1995 and 1994, respectively. These losses were generated by the partial liquidation of merged banks' portfolios to bring them in line with Firstar's investment policies. Trading securities gains have been level during the past two years.

     The remaining sources of other operating revenue are derived from a wide range of services and collectively totaled $48.8 million in 1996, $52.2 million in 1995 and $50.2 million in 1994. A gain on the sale of a payroll processing operation of $2.1 million was realized in 1995.

OTHER OPERATING EXPENSES

     Total operating expenses increased 5.4% to $773.6 million in 1996 compared with an increase of 4.0% in 1995. If special charges are excluded from the comparisons, 1996 operating expenses rose by .2% while 1995 expenses increased by 3.9%. Additionally, expenses contributed by newly acquired banks added over $20 million to total operating expenses in 1996. Information on the components of other operating expense is shown in Table 4.

                                    TABLE 4

                      ANALYSIS OF OTHER OPERATING EXPENSE

                                       YEARS ENDED DECEMBER 31          1996 VS 1995          1995 VS 1994
                                    ------------------------------   ------------------    ------------------
                                      1996       1995       1994      AMOUNT    PERCENT     AMOUNT    PERCENT
                                    --------   --------   --------   --------   -------    --------   -------
                                                             (THOUSANDS OF DOLLARS)
Salaries..........................  $320,239   $323,163   $312,120   $ (2,924)     (.9)%   $ 11,043      3.5%
Employee benefits.................    71,277     72,198     68,841       (921)    (1.3)       3,357      4.9
                                    --------   --------   --------   --------              --------
  Total personnel expense.........   391,516    395,361    380,961     (3,845)    (1.0)      14,400      3.8
Equipment expense.................    65,615     58,700     54,556      6,915     11.8        4,144      7.6
Net occupancy expense.............    64,235     57,992     52,984      6,243     10.8        5,008      9.5
Business development..............    27,540     29,413     26,602     (1,873)    (6.4)       2,811     10.6
Stationery and supplies...........    24,696     21,284     18,087      3,412     16.0        3,197     17.7
Professional fees.................    22,244     20,491     17,937      1,753      8.6        2,554     14.2
Information processing expense....    20,840     21,918     20,957     (1,078)    (4.9)         961      4.6
Delivery..........................    19,497     19,192     16,122        305      1.6        3,070     19.0
Amortization of intangibles.......    15,321     11,068     10,291      4,253     38.4          777      7.6
Processing and other losses.......     7,997      7,562      4,183        435      5.8        3,379     80.8
Wire communication................     7,369      7,418      6,656        (49)     (.7)         762     11.4
Employee education/recruiting.....     6,301      8,389      7,977     (2,088)   (24.9)         412      5.2
Commissions and service fees......     6,246      5,799      6,777        447      7.7         (978)   (14.4)
Bank processing fees..............     5,926      5,707      5,818        219      3.8         (111)    (1.9)
Credit card assessment fees.......     5,890      5,011      4,209        879     17.5          802     19.1
Amortization of loan servicing
  rights..........................     2,573      1,641      1,455        932     56.8          186     12.8
Published information.............     2,296      2,277      2,144         19      0.8          133      6.2
F.D.I.C. insurance................     2,282     16,531     28,361    (14,249)   (86.2)     (11,830)   (41.7)
Insurance.........................     1,766      1,739      1,747         27      1.6           (8)     (.5)
Net foreclosed assets expense
  (income)........................       349       (281)      (553)       630                   272
Other.............................    12,034     13,759     16,914     (1,725)   (12.5)      (3,155)   (18.7)
                                    --------   --------   --------   --------              --------
  Subtotal........................   712,533    710,971    684,185      1,562      0.2       26,786      3.9
Restructuring expense.............    53,267     23,151                30,116    130.1       23,151
SAIF assessments..................     7,837                            7,837
Check kiting loss.................                          22,000                          (22,000)
                                    --------   --------   --------   --------              --------
  Total other operating expense...  $773,637   $734,122   $706,185   $ 39,515      5.4     $ 27,937      4.0
                                    ========   ========   ========   ========              ========

     Personnel costs, which include salaries and fringe benefits, are the largest component of operating expenses, representing more than one-half of operating costs. This expense declined by 1.0% in 1996 after increasing by 3.8% during 1995. The corporate wide restructuring program has reduced full-time equivalent staffing levels by 1,141 since the end of 1995 and by 1,400 since September 30, 1995, the date a hiring freeze was put in place. New bank acquisitions added 245 FTEs during 1996. Net of the impact of acquisitions and increases in temporary help staffing in 1996, personnel expense has declined by 5.0% from the level experienced in 1995.

     Equipment expense increased by 11.8% in 1996 compared with 7.6% in 1995. Bank acquisitions contributed approximately one-quarter of the 1996 increase. Additionally, Firstar continues to invest in upgraded data processing equipment, ensuring that its data processing capabilities are up-to-date in order to provide quality service in a cost effective manner. A new retail and teller data platform is now installed at all Firstar locations.

     Net occupancy expense increased by 10.8% in 1996 compared with 9.5% in 1995. Bank acquisitions again were a factor, representing approximately one-third of the 1996 increase. These comparisons were also affected by a partial acceleration of a deferred gain on a building sale of $2.1 million in 1994.

     FDIC insurance is an uncontrollable cost, with the premium established by the federal regulatory agency. The FDIC sets varying premium amounts based upon capitalization levels and soundness criteria. Firstar's capital strength has permitted payments at the lowest rate levels since the inception of the current system by the FDIC. The FDIC has substantially reduced premium requirements during the past two years as can be seen in the $26 million reduction in expense from 1994 to 1996. As part of the SAIF assessment and recapitalization of deposit insurance funds, a new premium structure will be put in place for 1997. The 1997 FDIC insurance expense should remain essentially level with the current year's cost.

     The amortization of intangibles includes amounts associated with goodwill and core deposit intangibles. Expenses have increased during 1996 due to the creation of additional intangible assets with the bank acquisitions completed during the year.

     All other operating expenses, excluding the special charges described below, increased by 1.3% in 1996 and 9.1% in 1995.

     During the past three years, special charges and credits were recorded that effect comparability between periods. These items are detailed in Table 5.

                                    TABLE 5

                RESTRUCTURING COSTS AND OTHER NONRECURRING ITEMS

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------
                                                                   (thousands of dollars)
Additional loan loss provisions.............................    $          $13,612    $
Losses on sales of securities...............................                 6,263
Restructuring expenses:
  Employee severance........................................     27,129     11,899
  Facilities and equipment..................................      3,908      4,801
  Other.....................................................     22,230      6,451
                                                                -------    -------    -------
                                                                 53,267     23,151
SAIF assessment.............................................      7,837
Check kiting loss...........................................                           22,000
                                                                -------    -------    -------
Total pre-tax costs.........................................     61,104     43,026     22,000
Income tax benefit..........................................     24,438     15,393      8,910
Prior years' tax settlements................................      3,229
                                                                -------    -------    -------
  Total.....................................................    $33,437    $27,633    $13,090
                                                                =======    =======    =======
Per common share impact.....................................    $   .23    $   .18    $   .09

     During 1996 Firstar recorded a $53.3 million charge in connection with Firstar Forward, the corporate wide restructuring program which was announced by the company in January 1996. This program is expected to add $140 million to annualized pre-tax earnings when fully implemented by mid-1997. The charge included severance accruals of $27.1 million associated with staff reductions of approximately 1,500 people, fixed asset writedowns of $3.9 million, and other project costs of $22.3 million. The total charge consists of $45.4 million in anticipated cash expenditures and $7.9 million of non-cash items. Cash payments have reduced this restructuring accrual to approximately $8.1 million as of December 31, 1996.

     The Savings Association Insurance Fund (SAIF) charge of $7.8 million was recorded in 1996. This banking industry-wide SAIF assessment will recapitalize the savings and loan deposit insurance fund and was based upon deposits that Firstar acquired through several savings and loan acquisitions over the past four years. Also occurring in 1996 was an income tax adjustment of $3.2 million from the favorable settlement of prior years' taxes.

     During 1995 certain merger and restructuring charges were taken in connection with four bank acquisitions. These charges totaled $43.0 million. Acquisition related restructuring charges totaling $23.2 million are included in other operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.8 million related with office closings and write-off of unusable equipment, $2.5 million of professional fees and $3.9 million of other costs associated with mergers. The restructuring charge of $23.2 million consisted of $17.3 million in anticipated cash expenditures and $5.9 million on non-cash asset write-downs. Cash payments have reduced the restructuring accrual to less than $1 million as of December 31, 1996.

     A $22 million check kiting loss that was recorded in 1994 involved two affiliated commercial customers who conducted fraudulent check transactions.

     A measure of the success in managing operating expense is expressed in the ratio of expense to revenue and is referred to as the efficiency ratio. The objective is to reduce this ratio through revenue growth, cost control or a combination of both. Excluding the special items discussed above, this ratio was 58.2% in 1996, 61.4% in 1995 and 61.7% in 1994. Further reduction in this ratio is expected in 1997 with the full implementation of the Firstar Forward initiatives. Firstar's goal is for the efficiency ratio to be 55% or better for 1997. Impacting this ratio for 1997 will be the accounting treatment of the $150 million in Trust Capital Securities issued in December 1996. These securities qualify as Tier I capital for regulatory purposes and are accounted for as minority interest. Accordingly, the cash distributions on these securities will be recorded as an other expense item in the company's income statement.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses is used to cover actual loan losses and to adjust the size of the reserve relative to the amount and quality of loans. In determining the adequacy of the reserve, management considers the financial strength of borrowers, loan collateral, current and anticipated economic conditions and other factors. The 1996 provision for loan losses was $42.6 million, compared with $36.8 million in 1995 and $23.9 million in 1994. During 1995, additional loan loss provisions of $13.6 million were taken to increase the newly acquired banks' loan loss reserve levels to conform with Firstar's loan loss reserve policies. Exclusive of this factor, the loan loss provision increased by $19.5 million in 1996. This year-to-year increase is attributable to higher credit card losses as discussed later under "Credit Risk Management".

INCOME TAXES

     Income tax expense was $124.4 million in 1996, compared to $118.4 million in 1995 and $112.7 million in 1994. The effective tax rate was 33.2% in 1996, 34.1% in 1995 and 33.2% in 1994. The effective tax rate declined in 1996 due to the favorable settlement of tax items from prior years. The effective tax rate rose in 1995 as compared to 1994 due to a reduction in tax-exempt municipal interest income, an increase in state tax expense and an increase in nondeductible intangible amortization expense.

BALANCE SHEET ANALYSIS

     Changes in the balance sheet of a financial institution reflect both the forces of the marketplace and the company's response to these conditions. Firstar's strategy in managing balance sheet growth is based upon the goals of enhancing soundness, optimizing revenues and providing a broad range of services for customers.

     Total assets at the end of 1996 reached $19.8 billion, an increase of $599 million or 3.1% over a year earlier. Average total assets for 1996 were $19.2 billion, an increase of 5.2% over 1995.

     Table 6 shows the geographic distribution of Firstar's banking assets. Firstar has expanded beyond its Wisconsin base through select acquisitions. Assets outside of Wisconsin now represent 46% of consolidated assets. Firstar's acquisition activity focuses on attractive markets in the upper Midwest that complement the existing Firstar banking network. The combination of internal growth and acquisitions provides new opportunities to build and diversify Firstar's earnings within an economically stable region.

                                    TABLE 6

                               SUBSIDIARY ASSETS

                                                                  December 31
                                        ---------------------------------------------------------------
                                               1996                  1995                  1994
                                        -------------------   -------------------   -------------------
                                         Amount     Percent    Amount     Percent    Amount     Percent
                                        ---------   -------   ---------   -------   ---------   -------
                                                             (millions of dollars)
Bank groups:
  Firstar Bank Milwaukee..............  $ 6,127.4     31.0%   $ 6,166.2     32.2%   $ 6,009.2     33.4%
  Firstar Bank Wisconsin..............    4,196.1     21.3      4,279.8     22.3      3,950.6     21.9
  Firstar Bank Iowa...................    2,534.1     12.8      2,734.8     14.3      2,677.1     14.9
  Firstar Bank F.S.B..................      320.1      1.6
  Firstar Bank Minnesota..............    2,980.7     15.1      2,381.8     12.4      2,316.0     12.9
  Firstar Bank Illinois...............    2,770.2     14.0      2,884.7     15.0      2,725.1     15.1
  Firstar Metropolitan AZ.............      157.9       .8        130.0       .7        102.9       .6
  Firstar Bank U.S.A..................      456.3      2.3        431.7      2.3
                                        ---------    -----    ---------    -----    ---------    -----
     Subtotal.........................   19,542.8     98.9     19,009.0     99.2     17,780.9     98.8
Trust and investment management
  subsidiaries........................      143.1       .7         82.2       .4        141.0       .8
Parent/other subsidiaries.............       81.5       .4         77.1       .4         72.3       .4
                                        ---------    -----    ---------    -----    ---------    -----
     Total............................  $19,767.4    100.0%   $19,168.3    100.0%   $17,994.2    100.0%
                                        =========    =====    =========    =====    =========    =====

------------
Assets have been adjusted for intercompany amounts.

     Significant acquisition activity has occurred during the past two years. Firstar completed three mergers in 1995 and two during 1996.

     The acquisition of First Colonial Bankshares Corporation, a $1.8 billion bank holding company with 30 offices in the Chicago area was completed on January 31, 1995, and gives Firstar a $2.8 billion banking franchise with 40 offices in the Chicago area market.

     In April 1995, the acquisition of Investors Bank Corp., a $1.1 billion thrift with a large mortgage banking business in the Minneapolis/St. Paul market was completed. This transaction substantially increased Firstar's mortgage banking business.

     In March 1995, the acquisition of First Moline Financial Corp. added $86 million in assets to Firstar Bank Iowa.

     On January 26, 1996, the acquisition of Harvest Financial Corp., a $353 million thrift based in Dubuque, Iowa was completed.

     The acquisition of American Bancorporation, Inc., a $1.2 billion bank holding company in St. Paul, Minnesota, was completed in July 1996. This acquisition added $700 million in assets to Firstar Bank Minnesota after the sale of two of its banking subsidiaries and the liquidation of their securities portfolio. Firstar Bank Minnesota is now a $3.0 billion banking operation with 31 offices in the Minneapolis/St. Paul market.

LOANS AND INVESTMENTS

     Earning assets, shown in Table 7, averaged $17.4 billion, an increase of $709 million, or 4.2% over 1995. Most of this growth in earning assets was attributable to assets obtained through bank acquisitions. Exclusive of this factor, the earning asset growth rate was under 1%. Weakened commercial loan volumes were experienced during most of 1996. Additionally, Firstar is adopting a strategy of removing itself from lower yielding assets which have been funded with purchased funds.

                                    TABLE 7

                             AVERAGE EARNING ASSETS

                                               1996                      1995                      1994
                                       --------------------      --------------------      --------------------
                                        Amount      Percent       Amount      Percent       Amount      Percent
                                       ---------    -------      ---------    -------      ---------    -------
                                                                (millions of dollars)
Commercial and industrial..........    $ 3,228.9      18.6%      $ 3,054.2      18.3%      $ 2,742.1      18.3%
Commercial mortgage................      2,941.9      16.9         2,817.9      16.9         2,591.4      17.2
Other commercial...................        992.8       5.7           966.2       5.8           909.7       6.1
                                       ---------     -----       ---------     -----       ---------     -----
     Commercial loans..............      7,163.6      41.2         6,838.3      41.0         6,243.2      41.6
Credit card........................        615.9       3.5           554.7       3.3           510.5       3.4
Consumer mortgage..................      2,727.5      15.7         2,617.8      15.7         2,336.3      15.6
Home equity........................      1,013.1       5.8           859.5       5.2           692.2       4.6
Other consumer.....................      1,402.3       8.1         1,421.4       8.5         1,433.7       9.5
                                       ---------     -----       ---------     -----       ---------     -----
     Consumer loans................      5,758.8      33.1         5,453.4      32.7         4,972.7      33.1
                                       ---------     -----       ---------     -----       ---------     -----
     Total loans...................     12,922.4      74.3        12,291.7      73.7        11,215.9      74.7
Securities held to maturity........      2,323.1      13.3         3,927.7      23.5         3,214.7      21.4
Securities available for sale......      2,046.4      11.7           267.6       1.6           311.9       2.1
Trading securities.................         10.1        .1            14.2        .1            22.1        .1
Interest-bearing deposits with
  banks............................          8.7        .1            15.7        .1            24.9        .2
Federal funds sold and resale
  agreements.......................         88.3        .5           173.5       1.0           219.5       1.5
                                       ---------     -----       ---------     -----       ---------     -----
     Total                             $17,399.0     100.0%      $16,690.4     100.0%      $15,009.0     100.0%
                                       =========     =====       =========     =====       =========     =====

     Loans, the largest category of earning assets, represented 74.3% of earning assets as compared with 73.7% in 1995. On average, loans totaled $12.9 billion, an increase of $631 million or 5.1% over 1995. This compares to the 9.6% growth in average loans during 1995. Excluding the impact of acquisitions, average loans rose by only .4% over 1995.

     Commercial loans, which account for 55% of the loan portfolio, increased by $325 million, or 4.8% on average, to $7.2 billion during 1996. Again excluding acquisitions, commercial loan growth had been essentially flat during 1996. This compares to the 9.5% growth seen in 1995. Commercial loan balances have declined in four of the past five quarters on a quarter-to-quarter basis. This trend is more evident in the Illinois and Minnesota markets where larger acquisitions have occurred and some run-off in associated loan balances has been experienced. Firstar expects that commercial loans will resume a growth rate consistent with the overall growth rate of the markets served by the company in the next year.

     Consumer loans, excluding residential mortgages, averaged $3.0 billion, an increase of $196 million or 6.9% over 1995. Excluding loans from bank acquisitions, consumer lending increased by 4.1% during 1996. Excluding residential mortgages, consumer loans grew 7.6% in 1995. Good growth has occurred in home equity loans and credit card loans in 1996, up 14.4% and 10.3% respectively, excluding acquisition impacts. The annualized consumer loan growth rate, excluding residential mortgages, has increased approximately 10% in each of the last two quarters of 1996.

     Residential mortgage loans, exclusive of loans acquired through bank acquisitions and loans held for sale, declined by $155 million or 6.2% on average from 1995. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. While Firstar is committed to its mortgage lending programs and originated $1.7 billion of loans in 1996, its strategy is to sell production into the secondary market or to private investors when possible. This is an example of Firstar's goal to remove lower yielding assets from its balance sheet mix.

     The securities portfolio increased by $174 million, or 4.2% on average during 1996 to a level of $4.4 billion. Tables 8 and 9 show the maturity range and changing mix of the securities portfolio. The portfolio is classified into two categories: securities held to maturity and securities available for sale. Securities that the company has the positive intent and ability to hold to maturity are carried at amortized cost. The designation of securities as available for sale are carried at their fair values with unrealized gains and losses recorded as a component of stockholders' equity. At year-end 1995, Firstar classified an additional $1.8 billion of securities as available for sale. While these securities are considered available for sale, it is not anticipated that any disposition of these securities will occur in the near term. The average maturity of the portfolio was 3.8 years at December 31, 1996.

     Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, averaged $107 million during 1996, a reduction of $96 million from 1995.

                                    TABLE 8

                 MATURITY RANGE AND AVERAGE YIELD OF SECURITIES

                            Due Within                                                                      Total
                             One Year       One to Five Years   Five to Ten Years   After Ten Years   December 31, 1996
                          ---------------   -----------------   -----------------   ---------------   -----------------
                           Amount    Rate     Amount     Rate    Amount     Rate     Amount    Rate     Amount     Rate
                          --------   ----   ----------   ----   ---------   -----   --------   ----   ----------   ----
                                                             (thousands of dollars)
Securities held to
  maturity:
U.S. Treasury and
  federal agencies......  $    756   4.79%  $                %   $               %  $              %  $      756   4.79%
Mortgage backed
  obligations of federal
  agencies..............   166,800   7.39      471,275   7.35     299,657    7.24    154,796   6.50    1,092,528   7.21
State and political
  subdivisions..........   148,525   6.94      531,739   7.06     429,847    7.63     37,276   7.50    1,147,387   7.27
Corporate debt..........     1,240   5.50        2,776   5.88       2,322    7.26      3,689   6.72       10,027   6.46
Other...................        78   5.50                                                                     78   5.50
                          --------          ----------           --------           --------          ----------
    Total...............  $317,399   7.17   $1,005,790   7.19    $731,826    7.47   $195,761   6.69   $2,250,776   7.24
                          ========          ==========           ========           ========          ==========
Securities available for
  sale:
U.S. Treasury and
  federal agencies......  $528,336   4.84%  $1,093,809   6.64%   $178,653    6.68%  $              %  $1,800,798   6.12%
Mortgage backed
  obligations of federal
  agencies..............     1,812   6.07        1,050   6.14         431    5.62      5,188   5.19        8,481   5.52
State and political
  subdivisions..........     1,337   7.67        5,582   7.22         169    6.00        538   3.53        7,626   7.01
Other...................    38,370   5.24                                                                 38,370   5.24
                          --------          ----------           --------           --------          ----------
    Total...............  $569,855   4.88   $1,100,441   6.64    $179,253    6.68   $  5,726   5.03    1,855,275   6.10
                          ========          ==========           ========           ========
Equity securities.......                                                                                 111,315   7.27
                                                                                                      ----------
                                                                                                       1,966,590   6.16
                                                                                                      ==========

------------
Rates are calculated on a taxable-equivalent basis using a tax rate of 35%. The maturity information on mortgage-backed obligations is based on anticipated payments.

                                    TABLE 9
                                   SECURITIES

                                                                          December 31
                                               ------------------------------------------------------------------
                                                  1996          1995          1994          1993          1992
                                               ----------    ----------    ----------    ----------    ----------
                                                                     (thousands of dollars)
Securities held to maturity:
U.S Treasury and federal agencies..........    $      756    $    2,146    $1,612,188    $1,510,216    $1,282,749
Mortgage backed obligations of federal
  agencies.................................     1,092,528     1,266,458       867,990       361,784       514,455
State and political subdivisions...........     1,147,387     1,141,987     1,069,755     1,036,236     1,042,376
Corporate debt.............................        10,027        15,590        79,891       108,429       276,635
Equity securities..........................                                                                26,422
Other......................................            78           849         1,139         1,118       136,675
                                               ----------    ----------    ----------    ----------    ----------
    Total..................................    $2,250,776    $2,427,030    $3,630,963    $3,017,783    $3,279,312
                                               ==========    ==========    ==========    ==========    ==========
Securities available for sale:
U.S Treasury and federal agencies..........    $1,800,798    $1,917,725    $  202,435    $   79,200
Mortgage backed obligations of federal
  agencies.................................         8,481         9,787        12,060        93,427
State and political subdivisions...........         7,626         7,831         7,720        33,231
Corporate debt.............................                       1,196           504         3,587
Equity securities..........................       111,315        92,767        57,621        32,122
Money market mutual funds..................        38,370        18,542        62,313       100,402
                                               ----------    ----------    ----------    ----------
    Total..................................    $1,966,590    $2,047,848    $  342,653    $  341,969
                                               ==========    ==========    ==========    ==========

FUND SOURCES

     Average fund sources, consisting of deposits and borrowed funds, increased by $903 million, or 5.5%, to $17.3 billion in 1996. Total deposits averaged $14.3 billion, an increase of $794 million, or 5.9%. Bank acquisitions accounted for about two-thirds of this increase in average deposits. Table 10 shows the composition of Firstar's fund sources.

                                    TABLE 10

                              AVERAGE FUND SOURCES

                                               1996                  1995                  1994
                                        -------------------   -------------------   -------------------
                                         Amount     Percent    Amount     Percent    Amount     Percent
                                        ---------   -------   ---------   -------   ---------   -------
                                                             (millions of dollars)
Transaction accounts..................  $ 4,727.4     27.3%   $ 4,399.0     26.8%   $ 4,481.2     30.2%
Savings passbook......................    1,599.1      9.3      1,731.3     10.6      1,854.9     12.4
Money market accounts.................    2,577.5     14.9      2,110.5     12.9      2,027.5     13.7
Certificates of deposit...............    4,519.9     26.1      4,384.0     26.7      3,882.3     26.2
                                        ---------    -----    ---------    -----    ---------    -----
     Total core deposits..............   13,423.9     77.6     12,624.8     77.0     12,245.9     82.5
Other deposits........................      872.4      5.1        877.6      5.4        528.6      3.6
                                        ---------    -----    ---------    -----    ---------    -----
     Total deposits...................   14,296.3     82.7     13,502.4     82.4     12,774.5     86.1
Short-term borrowed funds.............    2,357.8     13.6      2,275.8     13.9      1,591.3     10.7
Long-term debt........................      637.4      3.7        610.9      3.7        477.4      3.2
                                        ---------    -----    ---------    -----    ---------    -----
     Total............................  $17,291.5    100.0%   $16,389.1    100.0%   $14,843.2    100.0%
                                        =========    =====    =========    =====    =========    =====

     Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding. These deposits averaged $13.4 billion in 1996, an increase of $799 million or 6.3%. Excluding bank acquisitions, core deposits rose by 2.1% in 1996. Core deposits declined from 83% of fund sources in 1994 to 77% in 1995. During 1996 core deposit funding stabilized and represented 78% of fund sources for the year. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth.

     An increased reliance was placed on purchased fund sources during the last two years to support earning asset growth. Total purchased funds averaged $3.9 billion an increase of $103 million, or 2.7%, over 1995. Purchased funds represented 22% and 23% of total fund sources in 1996 and 1995, respectively. Other time deposits, primarily certificates of deposit over $100,000, remained approximately level at $872 million. Short-term borrowed funds were increased by $82 million to an average level of $2.4 billion. Long-term debt was increased by $27 million to an average level of $637 million. Continued reliance on these alternative funding sources will be necessary into the future.

CREDIT RISK MANAGEMENT

     Since the mid-1980's, credit management has been refined through procedural and personnel changes. Emphasis on credit quality standards and diversification of risk have been key strategies. The benefits of this program are seen in the significant reductions in nonperforming assets and overall credit quality achieved during the past several years. During this period nonperforming assets as a percentage of loans and foreclosed assets have declined from over 3% in 1987 to .72% at the end of 1996.

     Nonperforming assets consist of loans that are not accruing interest, loans with renegotiated credit terms and collateral acquired in settlement of nonperforming loans. The composition of these assets is shown in Table 11. These nonperforming assets totaled $95.0 million at December 31, 1996 and represented
 .72% of Firstar's $13.2 billion of loans and foreclosed assets. This is a $2.9 million decrease from a year earlier.

                                    TABLE 11

                    NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                  December 31
                                                ------------------------------------------------
                                                 1996      1995      1994      1993       1992
                                                -------   -------   -------   -------   --------
                                                             (thousands of dollars)
Nonaccrual loans:
  Commercial..................................  $35,757   $26,239   $29,710   $24,591   $ 31,265
  Commercial mortgage.........................   30,128    46,959    28,993    30,963     27,379
  Consumer....................................   19,193    16,187     9,831    10,881     13,245
                                                -------   -------   -------   -------   --------
     Total nonaccrual loans...................   85,078    89,385    68,534    66,435     71,889
Renegotiated loans:
  Commercial..................................                 40        71       823      1,904
  Commercial mortgage.........................    1,028     1,336       674       697        741
                                                -------   -------   -------   -------   --------
     Total renegotiated loans.................    1,028     1,376       745     1,520      2,645
Foreclosed assets*............................    8,926     7,141    13,282    19,881     40,571
                                                -------   -------   -------   -------   --------
     Total nonperforming assets...............  $95,032   $97,902   $82,561   $87,836   $115,105
                                                =======   =======   =======   =======   ========
Nonperforming assets as a percentage of:
  Loans and foreclosed assets.................      .72%      .77%      .69%      .81%      1.17%
  Total assets................................      .48       .51       .46       .54        .74
Loans past due 90 days:
  Commercial..................................  $24,368   $21,039   $ 7,432   $ 7,453   $  5,445
  Commercial mortgage.........................   27,352     9,287     3,760     4,441      6,893
  Consumer....................................   22,938    19,084    15,709    13,758     13,286
                                                -------   -------   -------   -------   --------
     Total loans past due 90 days.............  $74,658   $49,410   $26,901   $25,652   $ 25,624
                                                =======   =======   =======   =======   ========

------------
* Nonperforming loans which were included in foreclosed assets under "in substance foreclosure" accounting rules was $10.5 million at December 31, 1992. Such "in substance foreclosed" loans were reclassified to loans in 1993.

     Commercial real estate related nonperforming assets totaled $40.1 million at the end of 1996, a reduction of $15.4 million from a year earlier. These nonperforming assets represented 1.34% of their respective loan category. Firstar experienced an increase in real estate related nonperforming assets several years ago, although to a much lesser extent than many other financial institutions. These assets stood at $84.0 million at the end of 1991 and represented 4.20% of their respective loan category. As can be seen in Table 11, significant progress has been made in reducing this category of nonperforming assets.

     The remaining commercial loan portfolio had related nonperforming assets of $35.8 and a ratio of .83% of outstanding loans compared to .64% a year earlier. This increase can be attributable to a single credit placed into nonaccrual at the end of 1996 rather than any fundamental change in asset quality trends of Firstar's commercial customers.

     Nonperforming consumer loans have increased over the last two years by $9.4 million to $19.2 million at the end of 1996. This represented .33% of consumer loans at December 31, 1996 compared to .29% a year earlier and .19% at the end of 1994. While consumer nonperforming loans remain at a minimal level, the increase from year-to-year reflects the impact of consumers taking on increased debt burdens in the past two years. The effect of this trend can also be seen in the increased consumer loan charge-off levels of 1996.

     Loans ninety days or more past due on December 31, 1996, totaled $74.7 million, compared with $49.4 million a year earlier. These loans are on a full accrual basis and are judged by management to be collectible in full. In addition, Firstar had $15 million of loans at December 31, 1996, on which interest is accruing, but, because of existing economic conditions or circumstances of the borrower, doubt exists as to the ability of the borrower to comply with the present loan terms. While these loans are identified as requiring additional monitoring, they do not necessarily represent future nonperforming assets.

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

     The reserve for loan losses is reviewed and adjusted quarterly, subject to evaluation of economic conditions and expectations, historical experience and risk ratings of individual loans. Table 12 shows the activity affecting the reserve for loan losses for the last five years. The reserve totaled $213.1 million at the end of 1996, compared with $195.3 million a year earlier. At December 31, 1996 the ratio of the reserve for loan losses to loans was 1.62% and the coverage of nonperforming assets was 224%. This compares with a reserve for loan losses to loans of 1.55% and to nonperforming assets of 199% a year earlier.

                                    TABLE 12

                            RESERVE FOR LOAN LOSSES

                                                1996        1995        1994        1993        1992
                                              --------    --------    --------    --------    --------
                                                               (thousands of dollars)
Balance at beginning of year..............    $195,283    $190,552    $189,714    $183,251    $163,197
Loan charge-offs:
  Commercial..............................      13,328      13,417      21,300      15,090      21,461
  Commercial mortgage.....................       3,696       7,246       3,374       4,611       6,488
  Consumer................................      13,099      13,915       8,040       6,763       7,782
  Consumer mortgage.......................       2,814       1,671         766       1,301       1,894
  Credit card.............................      30,271      16,614      14,248      15,073      17,852
                                              --------    --------    --------    --------    --------
     Total charge-offs....................      63,208      52,863      47,728      42,838      55,477
Loan recoveries:
  Commercial..............................       7,773       7,470       7,886       7,194       7,602
  Commercial mortgage.....................       3,287       1,782       2,764       2,587       3,508
  Consumer................................       6,098       4,864       4,190       3,539       3,599
  Consumer mortgage.......................       1,907         434         741         291         399
  Credit card.............................       5,385       5,423       4,380       4,121       3,557
                                              --------    --------    --------    --------    --------
     Total recoveries.....................      24,450      19,973      19,961      17,732      18,665
                                              --------    --------    --------    --------    --------
Net loan charge-offs......................      38,758      32,890      27,767      25,106      36,812
Provision for loan losses.................      42,647      36,756      23,891      29,090      50,733
Reserves of acquired banks................      13,966         865       4,714       2,479       6,133
                                              --------    --------    --------    --------    --------
     Total balance at end of year.........    $213,138    $195,283    $190,552    $189,714    $183,251
                                              ========    ========    ========    ========    ========
Reserve to year-end loans.................        1.62%       1.55%       1.60%       1.75%       1.87%
Net charge-offs to average loans:
  Commercial..............................         .13%        .15%        .37%        .26%          *%
  Commercial mortgage.....................         .01         .19         .02         .09           *
     Total commercial loans...............         .08         .17         .22         .18         .33
  Consumer................................         .50         .64         .27         .26           *
  Consumer mortgage.......................         .02         .04                     .04           *
  Credit card.............................        4.04        2.02        1.93        2.18        2.74
     Total consumer loans.................         .57         .39         .28         .34         .49
     Total loans..........................         .30         .27         .25         .25         .40

------------
* Comparable data not available

     Total net charge-offs of $38.8 million represented .30% of average loans during 1996, up slightly from the .27% level experienced in 1995.

     As a regional financial institution, Firstar lends to a diversified group of Midwestern borrowers and, to a much lesser degree, to national companies with Midwest operations. Net charge-offs in this commercial segment of the portfolio were $5.6 million, or .13% of average loans. This is a consistent with the $5.9 million of net charge-offs in 1995, representing .15% of loans. This relatively low level of charge-offs reflects the general high quality of this portion of the portfolio.

     Commercial mortgage loans net charge-offs were under one-half million dollars in 1996 or only .01% of average commercial mortgage loans. This was a reduction from the .19% level of the prior year. Increased recoveries of previously charged-off loans were a factor. Future charge-off levels in this area should track with the overall experience level of the other commercial lending areas of the company.

     Consumer lending includes loans to individuals in communities served by Firstar's banks. These loans include both open-ended credit arrangements subject to an overall limit per customer, such as credit card and home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages. Consumer net charge-offs were $32.8 million in 1996, compared with $21.5 million in 1995 and $13.7 million in 1994. The net charge-offs of .57% in 1996 compares with .39% and .28% in 1995 and 1994, respectively. Consumer delinquency rates and bankruptcies have increased over the past several quarters as the economic cycle progresses. Increased consumer charge-offs have been the result of this trend.

     Credit card losses have increased from $9.9 million in 1994 to $24.9 million in 1996. The related charge-off rate has increased from 1.93% of outstanding loans to 4.04% during the same time period. Charge-off levels in the last quarter of 1996 were at an annualized rate of 5.11%. Additional credit related measures have been taken which should reverse this trend. Credit card charge-offs will most likely remain at the higher levels experienced in the second half of 1996 during most of 1997 before beginning to decline.

     Other consumer lending in the form of home equity loans and installment debt has seen increased charge-off levels in the past two years, but at a significantly lower rate than credit cards. These loss levels were at .50% of outstanding loans in 1996 compared to .64% in 1995 and .27% in 1994. Losses on consumer mortgages have been and should remain nominal.

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

     Asset liquidity is generally provided by short-term investments such as interest bearing deposits with other banks, federal funds sold and repurchase agreements. These investments totaled $213 million at December 31, 1996. Securities that have been designated as available for sale were $2.0 billion at the end of 1996 and can be sold to meet liquidity needs. The remaining securities portfolio, which is held to maturity, provides liquidity through scheduled maturities and the ability to use these securities in repurchase agreements.

                                    TABLE 13

                              COMPOSITION OF LOANS

                                                            December 31
                                 ------------------------------------------------------------------
                                    1996          1995          1994          1993          1992
                                 -----------   -----------   -----------   -----------   ----------
                                                       (thousands of dollars)
Commercial and industrial......  $ 3,366,016   $ 3,078,148   $ 2,944,565   $ 2,641,967   $2,258,366
Commercial construction........      418,040       387,378       329,717       262,476      290,889
Commercial mortgage............    2,574,376     2,462,010     2,472,042     2,166,390    1,962,954
Other commercial...............      953,145     1,038,677       963,883       925,370      960,198
                                 -----------   -----------   -----------   -----------   ----------
  Commercial loans.............    7,311,577     6,966,213     6,710,207     5,996,203    5,472,407
Credit card....................      684,619       619,868       575,278       547,769      534,697
Consumer mortgage..............    2,660,290     2,722,531     2,382,857     2,268,470    2,115,274
Home equity....................    1,121,580       935,907       767,540       645,002      555,370
Other consumer.................    1,417,468     1,387,994     1,469,946     1,367,377    1,138,656
                                 -----------   -----------   -----------   -----------   ----------
  Consumer loans...............    5,883,957     5,666,300     5,195,621     4,828,618    4,343,997
                                 -----------   -----------   -----------   -----------   ----------
  Total loans..................  $13,195,534   $12,632,513   $11,905,828   $10,824,821   $9,816,404
                                 ===========   ===========   ===========   ===========   ==========

                                    TABLE 14

                         MATURITY DISTRIBUTION OF LOANS

                                                                                         Total
                                               Due Within     One to       After      December 31,
                                                One Year    Five Years   Five Years       1996
                                               ----------   ----------   ----------   ------------
                                                             (thousands of dollars)
Commercial...................................  $3,217,633   $3,178,616   $  915,328   $ 7,311,577
Consumer.....................................   1,307,251    2,853,097    1,723,609     5,883,957
                                               ----------   ----------   ----------   -----------
     Total...................................  $4,524,884   $6,031,713   $2,638,937   $13,195,534
                                               ==========   ==========   ==========   ===========

------------
The maturity is based upon contractural terms, however, Firstar may extend the maturity at prevailing rates and terms in the normal course of business.

Of the above loans due after one year, $4,449,119,000 have predetermined interest rates and $4,221,531,000 have floating or adjustable interest rates.

                                    TABLE 15

                        MATURITY RANGE OF TIME DEPOSITS

                                                                                                      Total
                                    Due Within      Three to        Six to            After        December 31,
                                   Three Months    Six Months    Twelve Months    Twelve Months        1996
                                   ------------    ----------    -------------    -------------    ------------
                                                              (thousands of dollars)
Certificates of deposit of
  $100,000 or more.............      $505,062       $202,738       $144,223         $134,722         $986,745
                                     ========       ========       ========         ========         ========

     The requirement of liquidity is diminished by the predominance of core deposits, which account for 78% of Firstar's fund sources. Stable core deposits do not require significant amounts of liquidity to meet the net withdrawal demands of customers on a short or intermediate term basis. Other sources of liquidity are short-term borrowed funds, Federal Home Loan Bank borrowings and commercial time deposits which totaled $3.1 billion at the end of 1996. Firstar's ability to refinance maturing amounts and, when necessary, increase this funding base is a significant factor in its liquidity management.

     Additionally, Firstar has access to capital markets through the issuance of debt or other securities. Long term debt was increased in 1995 with the issuance of $100 million of five year notes. In December 1996, a $150 million issue of Trust Capital Securities was completed. These securities were issued to fund stock repurchases, repayment of outstanding indebtedness and for other corporate purposes. Firstar also has in place a $125 million revolving credit facility.

     The absolute level and volatility of interest rates can have a significant impact on earnings. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates. Firstar uses computer simulation modeling as its primary method of quantifying and evaluating interest rate risk. Simulation modeling is performed at least quarterly and is used to quantify the impact on net interest revenue of various assumptions about interest rate and balance sheet changes and the use of off-balance sheet derivatives and financial instruments. The use of simulation modeling also enables Firstar to develop and test alternative asset and liability management strategies. Interest rate risk and the results of the simulation modeling is reviewed quarterly by bank, regional and corporate committees who assess the interest rate risk position and approve corresponding strategies. The objective of Firstar's asset liability management policy is to maintain adequate capital and liquidity and manage interest rate risk to produce an acceptable level of net interest revenue. Firstar's guideline is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. In the most recent simulation, net interest revenue was forecast for 1997 under four interest rate scenarios. First, if current rates continued unchanged with a prime rate of 8.25%, and then under most likely, high and low interest rate scenarios in which prime rate changes to 7.25%, 9.75% and 6.25% respectively, by the fourth quarter of 1997.

     Compared to the current rate scenario, under these three other scenarios net interest revenue in 1997 is simulated to change as follows: Under the most likely and high scenarios, net interest revenue in 1997 is simulated to increase by $8 million and $2 million, respectively. Under the low scenario, net interest revenue is simulated to decline by $3 million. The result of these scenarios are well within Firstar's 5% of net income risk policy.

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

                                    TABLE 16

                    ASSET AND LIABILITY INTEREST SENSITIVITY

                                                                                    Non-Rate
                                    1-30    31-90    91-180   181-366    Total     Sensitive &
                                    Days     Days     Days     Days     One Year   Over 1 Year    Total
                                   ------   ------   ------   -------   --------   -----------   -------
                                                           (millions of dollars)
Loans............................  $5,429   $  699   $  822   $1,283     $8,233      $ 4,963     $13,196
Securities.......................     134      177      272      318        901        3,316       4,217
Interest-bearing deposits with
  banks..........................       6                                     6                        6
Short-term investments...........     206                                   206                      206
Other assets.....................                                                      2,355       2,355
Less: Reserve for loan losses....                                                       (213)       (213)
                                   ------   ------   ------   ------     ------      -------     -------
     Total assets................   5,775      876    1,094    1,601      9,346       10,421      19,767
Non-interest-bearing demand
  deposits.......................     300                                   300        3,581       3,881
Interest-bearing demand
  accounts.......................     184      184                          368        1,320       1,688
Savings Passbooks................     166      166                          332        1,186       1,518
Money market accounts............   1,754                                 1,754          991       2,745
Less than one year
  certificates...................     156      356      322      229      1,063                    1,063
Other deposits...................   1,051      488      600      975      3,114        1,205       4,319
Borrowed funds...................   2,127       11       73       82      2,293          123       2,416
Other liabilities................                                                        283         283
Trust capital securities.........                                                        150         150
Stockholders' equity.............                                                      1,704       1,704
                                   ------   ------   ------   ------     ------      -------     -------
     Total liabilities and
       equity....................   5,738    1,205      995    1,286      9,224       10,543      19,767
Interest sensitive gap...........      37     (329)      99      315        122         (122)
Interest rate swaps..............     (66)      (6)                         (72)
                                   ------   ------   ------   ------     ------
Adjusted interest sensitive
  gap............................  $  (29)  $ (335)  $   99   $  315     $   50
                                   ======   ======   ======   ======     ======
Cumulative adjusted interest
  sensitive gap..................  $  (29)  $ (364)  $ (265)  $   50

     Firstar seeks to manage interest rate risk by adjusting the pricing and levels of assets and liabilities with the use of off-balance sheet derivative financial instruments. Firstar enters into interest rate swaps, caps and floors as part of this process. These derivative instruments synthetically alter the repricing characteristics of designated assets and liabilities. Firstar's off-balance sheet financial derivative portfolio has a notional amount of $787 million as of December 31, 1996. Additional information on derivative financial instruments is included in Notes 18 and 19 to the Consolidated Financial Statements.

     Net cash flows on off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $1.5 million during 1996 and $9.1 million during 1995. This compared with a contribution to net interest revenue of $1.0 million during 1994. Expressed in terms of net interest margin, the impact of the derivative portfolio reduced margin by .01% and .05% in 1996 and 1995, respectively, and increased margin by .01% in 1994.

CAPITAL

     Total stockholders' equity was $1.7 billion at the end of 1996. Stockholders' equity was 8.62% of total assets at the end of 1996 compared to 7.95% a year earlier. The market price of a share of Firstar common stock closed the year at $26.25, a 32% increase from a year earlier. Total market capitalization at December 31, 1996 was nearly $4 billion.

     Firstar's capital management plan strives to match longer term capital needs with maintaining sound capital levels. It also seeks to provide to shareholders a total return consistent with the best performing companies. Firstar has taken actions with respect to this capital management strategy.

     In December 1996 Firstar issued, through Firstar Capital Trust I, $150 million of Trust Capital Securities. These securities qualify as Tier I capital and are mandatorily redeemable in 30 years. The capital securities are similar to preferred stock but have the tax advantage of deductibility of the cash distributions.

     A two for one stock split was announced in January 1997 with the issuance of the shares occurring February 15, 1997. This action recognizes the doubling of the market price per share of Firstar stock over the past two years and returns the price to an attractive per share level with wider appeal to individual investors. All per share data included in these financial statements have been restated to give effect to this stock split.

     A major stock repurchase program was announced in January 1997. The program will buy back and retire up to 12 million shares of common stock representing 8% of shares outstanding. In addition, Firstar will repurchase common shares for reissue to fund employee stock plans. Firstar has sought to manage capital levels through stock repurchases. These shares have been either retired or reserved for issuance in acquisitions or for employee stock plans. Previous programs have resulted in the repurchase of 8.1 million shares in 1996 and 9.6 million shares in 1995 at a cost of $190 and $173 million in each respective year. Of these shares, 5.3 million were retired, 8.6 million were reissued in acquisitions, 3.1 million were reissued for employee stock plans, and 700 thousand were reissued in preferred stock conversions.

     Dividends paid to common stockholders totaled $110.3 million, or $.74 per share, a 12% increase over 1995. This represented a 44% payout of net income for 1996. It is Firstar's target to maintain a dividend payout level approximately equal to the median of its peer group which approximates 35%.

     Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. Capital is measured by two risk-based ratios: tier I capital and total capital, which includes tier II capital. The rules require that companies have minimum ratios of 4% and 8% for tier I and total capital, respectively. As of December 31, 1996, Firstar had tier I capital of 11.67% and total capital of 13.47%, significantly exceeding regulatory minimum standards. Firstar is considered "well capitalized" by its regulatory agency. The components of these capital levels are shown in Table 17.

     Additionally, a tier I leverage ratio is also used by bank regulators as another measure of capital strength. This ratio compares tier I capital to total reported assets reduced by goodwill. The regulatory minimum level of this ratio is 3%, and it acts as a constraint on the degree to which a company can leverage its equity base. Firstar's tier I leverage ratio was 8.55% at December 31, 1996. It is Firstar's intent to manage its tier I leverage ratio at the top quartile level of its peers which is currently approximately 8.00%.

                                    TABLE 17

                         CAPITAL COMPONENTS AND RATIOS

                                                                      December 31
                                                    -----------------------------------------------
                                                       1996              1995              1994
                                                    -----------       -----------       -----------
                                                                (thousands of dollars)
Risk-based capital:
  Stockholders' equity............................  $ 1,704,047       $ 1,524,820       $ 1,512,685
  Trust capital securities........................      150,000
  Adjustment for unrealized (gains) losses on
     securities available for sale................      (19,191)          (34,127)            1,054
  Minority interest in subsidiaries...............        2,384             3,171             2,920
  Less disallowed intangibles.....................     (200,540)         (107,298)         (107,967)
                                                    -----------       -----------       -----------
     Total tier I capital.........................    1,636,700         1,386,566         1,408,692
  Allowable reserve for loan losses...............      175,725           167,564           156,426
  Allowable long-term debt........................       75,668           111,336            79,705
                                                    -----------       -----------       -----------
     Total tier II capital........................      251,393           278,900           236,131
                                                    -----------       -----------       -----------
     Total capital................................  $ 1,888,093       $ 1,665,466       $ 1,644,823
                                                    ===========       ===========       ===========
Risk-adjusted assets..............................  $14,020,587       $13,377,391       $12,479,987
Tier I capital to risk-adjusted assets............        11.67%            10.36%            11.29%
Total capital to risk-adjusted assets.............        13.47             12.45             13.18
Tier I leverage ratio.............................         8.55              7.52              8.15

NEW ACCOUNTING RULES

     The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was effective in 1996. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have any significant impact on the results of operations.

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation", which was effective in 1996. The statement requires that a fair value based method be used to value employee compensation plans that include stock based awards. The statement permits a company to either recognize compensation expense under SFAS No. 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro-forma impact of adoption. Firstar did not adopt SFAS No. 123 for purposes of calculating stock based compensation expense. The effect of adopting this statement is discussed in Note 12 to the Consolidated Financial Statements.

     The Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement provides consistent standards for transfers and servicing of financial assets and extinguishment of liabilities based upon a control oriented approach. Certain portions of the statement are effective for transactions occurring in 1997. Firstar does not expect that the adoption of this statement will have any significant impact on its results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31              Average Balances
                                            -------------------------   -------------------------
                                               1996          1995          1996          1995
                                            -----------   -----------   -----------   -----------
                                                           (thousands of dollars)
ASSETS
Cash and due from banks...................  $ 1,449,094   $ 1,310,746   $ 1,044,706   $   895,767
Interest-bearing deposits with banks......        6,349         5,467         8,743        15,668
Federal funds sold and resale
  agreements..............................      192,965       109,945        88,319       173,541
Trading securities........................       13,489        10,029        10,140        14,243
Securities held to maturity...............    2,250,776     2,427,030     2,323,050     3,927,678
Securities available for sale.............    1,966,590     2,047,848     2,046,402       267,579
Loans.....................................   13,195,534    12,632,513    12,922,374    12,291,674
Reserve for loan losses...................     (213,138)     (195,283)     (206,913)     (197,181)
                                            -----------   -----------   -----------   -----------
     Loans-net............................   12,982,396    12,437,230    12,715,461    12,094,493
Bank premises and equipment...............      368,699       349,233       356,368       342,580
Customer acceptance liability.............       14,281        16,060        17,273        23,447
Other assets..............................      522,781       454,712       548,367       460,404
                                            -----------   -----------   -----------   -----------
     Total assets.........................  $19,767,420   $19,168,300   $19,158,829   $18,215,400
                                            ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand..................................  $ 3,880,610   $ 3,461,462   $ 3,174,569   $ 2,827,623
  Interest-bearing demand.................    1,687,885     1,602,350     1,552,786     1,571,378
  Money market accounts...................    2,744,751     2,335,429     2,577,477     2,110,503
  Savings passbook........................    1,518,033     1,634,430     1,599,075     1,731,344
  Certificates of deposit.................    5,382,918     5,277,975     5,392,430     5,261,589
                                            -----------   -----------   -----------   -----------
     Total deposits.......................   15,214,197    14,311,646    14,296,337    13,502,437
Short-term borrowed funds.................    1,868,606     2,303,159     2,357,838     2,275,739
Long-term debt............................      547,194       734,021       637,393       610,889
Bank acceptances outstanding..............       14,281        16,060        17,273        23,447
Other liabilities.........................      269,095       278,594       270,951       277,495
                                            -----------   -----------   -----------   -----------
     Total liabilities....................   17,913,373    17,643,480    17,579,792    16,690,007
Trust capital securities..................      150,000                       3,689
Stockholders' equity:
  Preferred stock.........................       11,344        15,344        12,662        20,572
  Common stock............................       94,266        94,266        94,266        96,090
  Issued: 1996, 150,826,196 shares........
          1995, 150,826,196 shares........
  Capital surplus.........................      145,411       147,502       141,977       210,947
  Retained earnings.......................    1,437,891     1,298,857     1,358,833     1,223,846
  Treasury stock, at cost.................       (4,056)      (64,834)      (49,339)      (26,195)
  Held: 1996, 490,396 shares..............
        1995, 4,373,668 shares............
Restricted stock..........................                       (442)          (73)         (875)
Unrealized gains on securities available
  for sale................................       19,191        34,127        17,022         1,008
                                            -----------   -----------   -----------   -----------
     Total stockholders' equity...........    1,704,047     1,524,820     1,575,348     1,525,393
                                            -----------   -----------   -----------   -----------
     Total liabilities and equity.........  $19,767,420   $19,168,300   $19,158,829   $18,215,400
                                            ===========   ===========   ===========   ===========

------------
The average balances are not covered by the Independent Auditors' Report.

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         Years Ended December 31
                                                             -----------------------------------------------
                                                                 1996             1995             1994
                                                             -------------    -------------    -------------
                                                              (thousands of dollars, except per share data)
INTEREST REVENUE
Loans....................................................       $1,113,459       $1,081,685       $  914,311
Securities:
  Taxable................................................          209,396          200,465          142,029
  Nontaxable.............................................           54,589           53,329           51,251
                                                                ----------       ----------       ----------
     Total securities....................................          263,985          253,794          193,280
Interest-bearing deposits with banks.....................              380              967            1,297
Federal funds sold and resale agreements.................            4,916           10,534            9,645
Trading securities.......................................              344              806            1,211
                                                                ----------       ----------       ----------
     Total interest revenue..............................        1,383,084        1,347,786        1,119,744
INTEREST EXPENSE
Deposits:
  Interest-bearing demand................................           21,786           23,831           21,065
  Money market accounts..................................          102,927           85,231           57,274
  Savings passbook.......................................           40,034           44,509           43,887
  Certificates of deposit................................          300,806          291,135          199,743
                                                                ----------       ----------       ----------
     Total deposits......................................          465,553          444,706          321,969
Short-term borrowed funds................................          123,629          133,151           67,622
Long-term debt...........................................           43,523           43,982           31,315
                                                                ----------       ----------       ----------
     Total interest expense..............................          632,705          621,839          420,906
                                                                ----------       ----------       ----------
NET INTEREST REVENUE.....................................          750,379          725,947          698,838
Provision for loan losses................................           42,647           36,756           23,891
                                                                ----------       ----------       ----------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION...........          707,732          689,191          674,947
OTHER OPERATING REVENUE
Trust and investment management fees.....................          145,690          132,377          120,349
Service charges on deposit accounts......................           91,953           81,775           82,378
Credit card service revenue..............................           69,945           62,106           55,867
Mortgage banking revenue.................................           49,100           38,479           35,479
Data processing fees.....................................           19,443           17,924           20,263
Securities gains (losses)................................               66           (5,730)          (3,583)
Other revenue............................................           64,255           65,266           59,866
                                                                ----------       ----------       ----------
     Total other operating revenue.......................          440,452          392,197          370,619
OTHER OPERATING EXPENSE
Salaries.................................................          320,239          323,163          312,120
Employee benefits........................................           71,277           72,198           68,841
Equipment expense........................................           65,615           58,700           54,556
Net occupancy expense....................................           64,235           57,992           52,984
Restructuring expense....................................           53,267           23,151
Other expense............................................          199,004          198,918          217,684
                                                                ----------       ----------       ----------
     Total other operating expense.......................          773,637          734,122          706,185
                                                                ----------       ----------       ----------
INCOME BEFORE INCOME TAXES...............................          374,547          347,266          339,381
Provision for income taxes...............................          124,370          118,353          112,708
                                                                ----------       ----------       ----------
NET INCOME...............................................       $  250,177       $  228,913       $  226,673
                                                                ==========       ==========       ==========
Net income applicable to common stock....................       $  249,310       $  227,392       $  224,450
PER COMMON SHARE
Net income...............................................       $     1.68       $     1.50       $     1.49
Dividends................................................              .74              .66              .58

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Net
                                                                                 Unrealized
                                   Preferred   Common    Capital     Retained      Gain/      Restricted   Treasury
                                     Stock      Stock    Surplus     Earnings      (Loss)       Stock        Stock       Total
                                   ---------   -------   --------   ----------   ----------   ----------   ---------   ----------
                                                           (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31, 1993.....   $28,916    $94,256   $209,234   $1,030,177    $ 1,100      $(1,335)    $  (3,034)  $1,359,314
Net income.......................                                      226,673                                            226,673
Cash dividends:
  Common stock ($.58 per
    share).......................                                      (75,081)                                           (75,081)
  Pooled affiliates..............                                       (9,707)                                            (9,707)
Pooled affiliate converted 8,975
  shares of preference stock into
  179,182 shares of common
  stock..........................    (1,937)      112       1,825                                                               0
Pooled affiliates (185,286)
  shares of net common stock
  activity.......................                (116)     (5,494)                                                         (5,610)
Pooled affiliate change in
  unrealized loss on securities
  available for sale.............                                                  (1,166)                                 (1,166)
Pooled affiliate granted 48,586
  shares of restricted stock.....                  30         533                                 (563)                         0
Issued 3,603,082 shares of common
  stock for bank acquisitions....               2,078      22,735                                              4,551       29,364
Issued 170,768 shares of common
  stock for employee benefit
  plans..........................                 105       1,563                                                 36        1,704
Purchased 748,616 shares of
  treasury stock.................                                                                            (12,222)     (12,222)
Unrealized losses on securities
  available for sale.............                                                    (988)                                   (988)
Amortization/adjustment of
  restricted stock...............                            (113)                                 224                        111
Pooled affiliate
  amortization/adjustment of
  restricted stock...............                             170                                  123                        293
                                    -------    -------   --------   ----------    -------      -------     ---------   ----------
BALANCE AT DECEMBER 31, 1994.....    26,979    96,465     230,453    1,172,062     (1,054)      (1,551)      (10,669)   1,512,685
Net income.......................                                      228,913                                            228,913
Cash dividends:
  Preferred stock, series D
    ($35.00 per share)...........                                       (1,247)                                            (1,247)
  Preferred stock ($.90 per
    share).......................                                         (274)                                              (274)
  Common stock ($.66 per
    share).......................                                      (99,838)                                           (99,838)
Converted 8,087 shares of
  preferred stock into 347,074
  shares of common stock.........    (4,044)       80        (123)                                             4,087            0
Redemption of 303,640 shares of
  preferred stock................    (7,591)                              (759)                                            (8,350)
Retired 5,251,398 shares of
  common stock...................              (3,283)    (90,670)                                                        (93,953)
Issued 627,300 shares of common
  stock for bank acquisitions....                           1,207                                              8,069        9,276
Issued 1,779,880 shares of common
  stock for employee benefit
  plans..........................                 689       5,057                                             12,509       18,255
Issued 503,804 shares of common
  stock for note conversion......                 315       1,185                                                           1,500
Purchased 4,313,196 shares of
  treasury stock.................                                                                            (78,830)     (78,830)
Unrealized gains on securities
  available for sale.............                                                  35,181                                  35,181
Amortization/adjustment of
  restricted stock...............                             393                                1,109                      1,502
                                    -------    -------   --------   ----------    -------      -------     ---------   ----------
BALANCE AT DECEMBER 31, 1995.....    15,344    94,266     147,502    1,298,857     34,127         (442)      (64,834)   1,524,820
Net income.......................                                      250,177                                            250,177
Cash dividends:
  Preferred stock, series D
    ($35.00 per share)...........                                         (867)                                              (867)
  Common stock ($.74 per
    share).......................                                     (110,276)                                          (110,276)
Converted 8,000 shares of
  preferred stock into 343,366
  shares of common stock.........    (4,000)               (1,083)                                             5,083            0
Issued 9,781,096 shares of common
  stock for bank acquisitions....                           4,787                                            215,019      219,806
Issued 1,854,724 shares of common
  stock for employee benefit
  plans..........................                          (5,783)                                            30,984       25,201
Purchased 8,080,200 shares of
  treasury stock.................                                                                           (189,997)    (189,997)
Unrealized gains on securities
  available for sale.............                                                 (14,936)                                (14,936)
Amortization/adjustment of
  restricted stock...............                             (12)                                 442          (311)         119
                                    -------    -------   --------   ----------    -------      -------     ---------   ----------
BALANCE AT DECEMBER 31, 1996.....   $11,344    $94,266   $145,411   $1,437,891    $19,191      $     0     $  (4,056)  $1,704,047
                                    =======    =======   ========   ==========    =======      =======     =========   ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31
                                                            -----------------------------------------
                                                               1996           1995           1994
                                                            -----------    -----------    -----------
                                                                     (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................    $   250,177    $   228,913    $   226,673
Adjustments:
  Provision for loan losses.............................         42,647         36,756         23,891
  Depreciation, amortization and accretion..............         70,647         50,520         44,211
  Net (increase) decrease in trading securities.........           (853)        19,021        (16,559)
  Net decrease (increase) in loans held for resale......        173,454       (278,563)       275,326
  (Gain) loss on securities and other assets............         (1,325)         3,866         (9,164)
  Deferred income taxes.................................         (3,664)          (335)         6,784
  Decrease (increase) in other assets...................         60,443          6,321         25,684
  (Decrease) increase in other liabilities..............        (25,740)        (3,983)        30,045
  Other -- net..........................................         (3,489)         3,044         (5,827)
                                                            -----------    -----------    -----------
    Net cash provided by operating activities...........        562,297         65,560        601,064
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and resale
  agreements............................................        (83,020)       241,359        (58,072)
Net (increase) decrease in interest-bearing deposits
  with banks............................................           (882)        28,065        (25,166)
Sales of securities held to maturity....................                        17,541
Sales of securities available for sale..................        253,438        270,984        131,801
Maturities of securities held to maturity...............        408,630        666,169      1,066,192
Maturities of securities available for sale.............        432,002        156,018
Purchases of securities held to maturity................       (224,488)    (1,410,008)    (1,662,474)
Purchases of securities available for sale..............       (371,728)       (90,936)        (6,539)
Net decrease (increase) in loans........................        187,545       (521,197)    (1,070,168)
Net cash from acquisitions..............................         64,718            294         25,884
Proceeds from sales of foreclosed assets................          8,226         12,074         18,243
Purchases of bank premises and equipment................        (57,773)       (55,369)       (58,735)
Proceeds from sales of bank premises and equipment......          3,221          4,638          1,125
                                                            -----------    -----------    -----------
    Net cash provided (used) in investing activities....        619,889       (680,368)    (1,637,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits.....................       (176,297)       828,503       (247,949)
Net (decrease) increase in short-term borrowed funds....       (508,659)       103,908      1,094,553
Repayment of long-term debt.............................       (216,491)       (25,127)       (31,706)
Proceeds from long-term debt............................                       186,760         43,690
Proceeds from trust capital securities..................        148,500
Cash dividends..........................................       (111,143)      (101,359)       (84,788)
Preferred stock redemption..............................                        (8,350)
Common/treasury stock repurchases.......................       (197,324)      (165,456)       (12,222)
Common/treasury stock issued............................         17,576         14,561         (5,777)
                                                            -----------    -----------    -----------
    Net cash (used) provided by financing activities....     (1,043,838)       833,440        755,801
                                                            -----------    -----------    -----------
Net Increase (Decrease) in Cash and Due from Banks......        138,348        218,632       (281,044)
Cash and due from banks at beginning of year............      1,310,746      1,092,114      1,373,158
                                                            -----------    -----------    -----------
Cash and due from banks at end of year..................    $ 1,449,094    $ 1,310,746    $ 1,092,114
                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................    $   636,493    $   600,006    $   407,182
  Income taxes..........................................        116,052        116,443        113,463
Transfers to foreclosed assets from loans...............          8,345          9,166         10,708
Acquisitions:
  Assets acquired.......................................      1,370,563         85,762        610,541
  Cash paid for purchase of stock.......................    $    (5,535)   $              $   (29,101)
  Cash acquired.........................................         70,253            294         54,985
                                                            -----------    -----------    -----------
    Net cash from acquisitions..........................    $    64,718    $       294    $    25,884
                                                            ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business--Firstar Corporation is a registered bank holding company providing financial services through 243 locations in Wisconsin, Illinois, Minnesota, Iowa and Arizona. These banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; providing trust and investment management services to individuals and corporate customers; providing correspondent banking services to other financial institutions; conducting mortgage banking activities; providing international banking services; conducting retail brokerage operations; providing mutual fund custody services; and other related banking activities.

     Principles of presentation--The consolidated financial statements include the accounts of Firstar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are recorded at estimated fair value at the date of acquisition. Financial statements have been restated to include companies acquired under pooling of interests when material. Certain prior year amounts have been reclassified to conform to current year classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Securities--Purchases of securities that are made with the positive intent and ability to hold them to maturity are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield method. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Valuation adjustments, net of deferred tax, are recorded as a component of stockholders' equity. Securities held for indefinite periods of time may include securities that management intends to use as part of its asset/liability management strategy or have been acquired in business acquisitions and are designated to be sold. Gains or losses on sales of securities are computed on the basis of specific identification of the adjusted cost of each security. Trading account securities are carried at market. Valuation adjustments are included in other revenue in the consolidated statements of income.

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

     Reserve for loan losses--The reserve for loan losses is maintained at a level adequate to provide for potential loan losses through charges to operating expense. The reserve is based upon a continuing review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of problem situations which may affect the borrowers' ability to repay, estimated value of underlying collateral and evaluation of current economic conditions. With respect to loans which are deemed impaired, the calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Firstar considers all nonaccrual commercial loans to be impaired. Loan losses are recognized through charges to the reserve. Installment and credit card loan losses are charged to the reserve based upon fixed delinquency periods. All other loans are evaluated individually and charged to the reserve to the extent that outstanding principal balances are deemed uncollectible. Any subsequent recoveries are added to the reserve.

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

     Bank premises and equipment--Bank premises and equipment are stated at cost less depreciation, which has been accumulated on the straight-line basis. Maintenance and repairs are charged to expense and betterments are capitalized.

     Intangible assets--Intangible assets, consisting of goodwill and core deposit premium, are included in other assets in the balance sheet. Goodwill is amortized over periods of fifteen to twenty years. Core deposit intangibles are amortized over a life of up to ten years. Firstar periodically evaluates the carrying value and remaining amortization period of all long lived assets including intangible assets for impairment. Adjustments are recorded when the benefit of the asset decreases due to disposition of branches or deposits associated with the entity acquired in the purchase business combination.

     Mortgage servicing rights--Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights, along with purchased mortgage servicing rights, are amortized in relation to the servicing revenue expected to be earned. The carrying value of these rights are reviewed for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including underlying loan type, note rate, prepayment trends and external market factors.

     Stock based compensation plans--Firstar has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. Firstar has elected not to adopt the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" which requires a fair-value based method of accounting for stock options and equity awards and will continue to follow APB No. 25 "Accounting for Stock Issued & Employees" and related interpretations to account for its stock based compensation plans.

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

     Amounts to be paid or received under interest rate swaps, caps and floors are recognized as interest income or expense of the related asset or liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to yield on the related asset or liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related asset or liability is sold or otherwise liquidated, the instrument is marked to market, with resultant gains and losses recognized in other revenue. Interest rate swaps, caps and floors that do not meet this criteria are carried at market value with changes therein recognized in other revenue. Fees paid or received in connection with caps and floors are deferred and amortized to income or expense over the life of the instrument.

     Interest rate swaps, caps and floors entered into as an intermediary are accounted for at market value. Realized gains and losses and changes in market value are recognized in other operating revenue.

     Cash and cash equivalents--For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include the balance sheet caption cash and due from banks.

     Income per common share--Net income per common share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to common stock splits and the amortization of restricted stock. The weighted average shares were 148,061,302 in 1996, 151,432,454 in 1995 and 150,390,910 in 1994. For calculation purposes, earnings are reduced by preferred stock dividends. Common stock equivalents are not significant in any year presented.

NOTE 2. MERGERS AND ACQUISITIONS

     The following table summarizes completed acquisitions:

                                          Total                                          Method of
          Name of Institution             Assets   Acquisition Date    Consideration     Accounting
          -------------------             ------   ----------------    -------------     ----------
                                                            (millions of dollars)
1996:
  American Bancorporation, Inc.
     St. Paul, MN.......................  $1,187   July 1996          Cash $38.6         Purchase
                                                                      8,000,000 shares
                                                                      of common stock
  Harvest Financial Corp.
     Dubuque, IA........................     353   January 1996       1,774,408 shares   Purchase
                                                                      of common stock
                                          ------
                                          $1,553
                                          ======
1995:
  Investors Bank Corp.
     Wayzata, MN........................  $1,134   April 1995         6,013,846 shares   Pooling of
                                                                      of common stock    interests
  First Moline Financial Corp.
     Moline, IL.........................      86   March 1995         627,300 shares     Purchase
                                                                      of common stock
  First Colonial Bankshares Corporation
     Chicago, IL........................   1,780   January 1995       15,401,534         Pooling of
                                                                      shares             interests
                                                                      of common stock
                                          ------
                                          $3,000
                                          ======
1994:
  First Southeast Banking Corp.
     Lake Geneva, WI....................  $  423   October 1994       3,603,154 shares   Pooling of
                                                                      of common stock    interests
                                          ------
                                          $  423
                                          ======

NOTE 3. SECURITIES

     The amortized cost and approximate market values of securities are as follows:

                                                                      December 31, 1996
                                                     ----------------------------------------------------
                                                     Amortized     Unrealized    Unrealized      Market
                                                        Cost         Gains         Losses        Value
                                                     ----------    ----------    ----------    ----------
                                                                    (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies.............    $      756     $             $            $      756
  Mortgage backed obligations of federal
     agencies....................................     1,092,528      28,511        (3,948)      1,117,091
  State and political subdivisions...............     1,147,387      15,673        (3,544)      1,159,516
  Corporate debt.................................        10,027          23           (43)         10,007
  Other..........................................            78                                        78
                                                     ----------     -------       -------      ----------
     Total.......................................    $2,250,776     $44,207       $(7,535)     $2,287,448
                                                     ==========     =======       =======      ==========
Securities available for sale:
  U.S. Treasury and federal agencies.............    $1,771,460     $32,950       $(3,612)     $1,800,798
  Mortgage backed obligations of federal
     agencies....................................         8,624          96          (239)          8,481
  State and political subdivisions...............         7,601          55           (30)          7,626
  Equity securities..............................       111,315                                   111,315
  Money market mutual funds......................        38,370                                    38,370
                                                     ----------     -------       -------      ----------
     Total.......................................    $1,937,370     $33,101       $(3,881)     $1,966,590
                                                     ==========     =======       =======      ==========

                                                                      December 31, 1995
                                                     ----------------------------------------------------
                                                     Amortized     Unrealized    Unrealized      Market
                                                        Cost         Gains         Losses        Value
                                                     ----------    ----------    ----------    ----------
                                                                    (thousands of dollars)
Securities held to maturity:
  U.S. Treasury and federal agencies.............    $    2,146     $     5       $    (5)     $    2,146
  Mortgage backed obligations of federal
     agencies....................................     1,266,458      46,694          (192)      1,312,960
  State and political subdivisions...............     1,141,987      21,988        (3,223)      1,160,752
  Corporate debt.................................        15,590          85           (36)         15,639
  Other..........................................           849                                       849
                                                     ----------     -------       -------      ----------
     Total.......................................    $2,427,030     $68,772       $(3,456)     $2,492,346
                                                     ==========     =======       =======      ==========
Securities available for sale:
  U.S. Treasury and federal agencies.............    $1,862,825     $59,043       $(4,143)     $1,917,725
  Mortgage backed obligations of federal
     agencies....................................         9,891         131          (235)          9,787
  State and political subdivisions...............         7,796          80           (45)          7,831
  Corporate debt.................................         1,186          11            (1)          1,196
  Equity securities..............................        92,767                                    92,767
  Money market mutual funds......................        18,542                                    18,542
                                                     ----------     -------       -------      ----------
     Total.......................................    $1,993,007     $59,265       $(4,424)     $2,047,848
                                                     ==========     =======       =======      ==========

     Securities with an amortized cost of $1,786,351,000 were transferred into available for sale from held to maturity on December 31, 1995. This was done in accordance with Financial Accounting Standards Board implementation guidance which permitted a one-term reassessment of securities classification under SFAS No. 115.

     The amortized cost and approximate market value of securities at December 31, 1996, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                         Securities                  Securities
                                                      Held to Maturity           Available for Sale
                                                  ------------------------    ------------------------
                                                  Amortized       Market      Amortized       Market
                                                     Cost         Value          Cost         Value
                                                  ----------    ----------    ----------    ----------
                                                                 (thousands of dollars)
Due in one year or less.......................    $  317,399    $  322,178    $  570,986    $  569,855
Due after one year through five years.........     1,005,790     1,022,696     1,074,544     1,100,441
Due after five years through ten years........       731,826       745,729       174,583       179,253
Due after 10 years............................       195,761       196,845         5,942         5,726
                                                  ----------    ----------    ----------    ----------
                                                  $2,250,776    $2,287,448     1,826,055     1,855,275
                                                  ==========    ==========
Equity securities.............................                                   111,315       111,315
                                                                              ----------    ----------
     Total....................................                                $1,937,370    $1,966,590
                                                                              ==========    ==========

     Gross gains of $67,000, $487,000 and $718,000 and gross losses of $1,000, $6,217,000 and $4,301,000 were realized on securities sales in 1996, 1995 and 1994, respectively.

     The amortized cost of securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $1,927,236,000 at December 31, 1996 and $1,823,494,000 at December 31, 1995.

NOTE 4. LOANS

     The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $22,740,000 and $18,443,000 at December 31, 1996 and 1995, respectively.
Commercial loans pledged to secure public deposits were $184,333,000 on December 31, 1996 and $150,657,000 on December 31, 1995. Consumer mortgage loans held for resale were $143,614,000 and $326,433,000 on December 31, 1996 and 1995,
respectively.

                                                                       December 31
                                                                --------------------------
                                                                   1996           1995
                                                                -----------    -----------
                                                                  (thousands of dollars)
Commercial and industrial...................................    $ 3,366,016    $ 3,078,148
Commercial construction.....................................        418,040        387,378
Commercial mortgage.........................................      2,574,376      2,462,010
Other commercial............................................        953,145      1,038,677
                                                                -----------    -----------
  Commercial................................................      7,311,577      6,966,213
Credit card.................................................        684,619        619,868
Consumer mortgage...........................................      2,660,290      2,722,531
Home equity.................................................      1,121,580        935,907
Other consumer..............................................      1,417,468      1,387,994
                                                                -----------    -----------
  Consumer..................................................      5,883,957      5,666,300
                                                                -----------    -----------
     Total..................................................    $13,195,534    $12,632,513
                                                                ===========    ===========

     Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below.

                                                                           December 31
                                                            ------------------------------------------
                                                              1996             1995             1994
                                                            --------         --------         --------
                                                                      (thousands of dollars)
Commercial..............................................    $ 66,913         $ 74,574         $ 59,448
Consumer................................................      19,193           16,187            9,831
                                                            --------         --------         --------
     Total..............................................    $ 86,106         $ 90,761         $ 69,279
                                                            ========         ========         ========

     The effect of nonperforming loans on interest revenue was as follows:

                                                                     Years Ended December 31
                                                            ------------------------------------------
                                                              1996             1995             1994
                                                            --------         --------         --------
                                                                      (thousands of dollars)
Interest at original contract rate......................    $  9,236         $  8,348         $  8,229
Interest collected......................................       4,474            3,768            3,844
                                                            --------         --------         --------
     Net reduction of interest revenue..................    $  4,762         $  4,580         $  4,385
                                                            ========         ========         ========

NOTE 5. RESERVE FOR LOAN LOSSES

     An analysis of the reserve for loan losses is as follows:

                                                                     Years Ended December 31
                                                            ------------------------------------------
                                                              1996             1995             1994
                                                            --------         --------         --------
                                                                      (thousands of dollars)
Balance at beginning of year............................    $195,283         $190,552         $189,714
Provision for loan losses...............................      42,647           36,756           23,891
Loan recoveries.........................................      24,450           19,973           19,961
Loan charge-offs........................................     (63,208)         (52,863)         (47,728)
Reserves of acquired banks..............................      13,966              865            4,714
                                                            --------         --------         --------
Balance at end of year..................................    $213,138         $195,283         $190,552
                                                            ========         ========         ========
Charge-offs, net of recoveries, as a percentage of
  average loans.........................................         .30%             .27%             .25%
Reserve as a percentage of year-end loans...............        1.62             1.55             1.60

     A portion of the reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. Information on these loans and their related reserve for loan losses is as follows:

                                                                       December 31
                                                                -------------------------
                                                                  1996             1995
                                                                --------         --------
                                                                 (thousands of dollars)
Impaired loans:
  With reserve allocation...................................    $ 41,643         $ 43,851
  Without reserve allocation................................      24,242           29,347
                                                                --------         --------
     Total..................................................    $ 65,885         $ 73,198
                                                                ========         ========
  Reserve allocated.........................................    $  4,914         $  8,952
  Average balance of impaired loans during year.............      69,783           67,271
  Interest income recognized during year....................       4,296            3,200

NOTE 6. BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                                                    December 31
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
                                                              (thousands of dollars)
Land........................................................   $  45,991    $  43,076
Bank premises...............................................     345,986      332,142
Equipment...................................................     311,979      285,605
                                                               ---------    ---------
  Subtotal..................................................     703,956      660,823
Accumulated depreciation....................................    (335,257)    (311,590)
                                                               ---------    ---------
  Total.....................................................   $ 368,699    $ 349,233
                                                               =========    =========

     Depreciation charged to other operating expense amounted to $46,791,000, $42,684,000 and $40,003,000 in 1996, 1995 and 1994, respectively. Rental expense for bank premises and equipment amounted to $36,662,000, $34,057,000 and $35,804,000 in 1996, 1995 and 1994, respectively. Contingent rentals and sublease rental income amounts were not significant.

     Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which is being amortized through 1997, at which time the related leaseback expires. This amortization was $6,240,000 in 1996, $6,240,000 in 1995 and $9,029,000 in 1994.

     Firstar and its subsidiaries are obligated under noncancelable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2034. The minimum rental commitments under noncancelable leases for the next five years are shown below:

                                                              Period         Amount
                                                              ------         -------
                                                              (thousands of dollars)
Bank premises and equipment.................................   1997          $32,070
                                                               1998           28,218
                                                               1999           25,379
                                                               2000           24,192
                                                               2001           22,255

NOTE 7. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are summarized as follows:

                                                                          December 31
                                                              ------------------------------------
                                                                1996          1995          1994
                                                              --------      --------      --------
                                                                     (thousands of dollars)
Goodwill....................................................  $186,462      $107,298      $107,967
Core deposit intangibles....................................    24,438        15,161        17,538
                                                              --------      --------      --------
  Total.....................................................  $210,900      $122,459      $125,505
                                                              ========      ========      ========
Amortization of intangibles during year.....................  $ 15,321      $ 11,068      $ 10,291

NOTE 8. MORTGAGE SERVICING RIGHTS

     The fair value of capitalized mortgage servicing rights was $17.0 million on December 31, 1996 and $12.7 million on December 31, 1995. Firstar serviced $3,164 million and $3,267 million of mortgage loans for other investors as of December 31, 1996 and 1995, respectively. Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                Years Ended December 31
                                                              ----------------------------
                                                                1996      1995      1994
                                                              --------   -------   -------
                                                                 (thousands of dollars)
Balance--beginning of year..................................  $  9,538   $ 7,238   $ 6,810
Originated servicing rights capitalized.....................    15,356     6,308
Purchased servicing rights capitalized......................       632       788     2,447
Excess servicing rights capitalized.........................     2,129               1,082
Amortization of servicing rights............................    (2,461)   (1,641)   (1,455)
Sales of servicing rights...................................   (12,354)   (3,155)   (1,646)
Valuation allowance.........................................      (112)
                                                              --------   -------   -------
Balance--end of year........................................  $ 12,728   $ 9,538   $ 7,238
                                                              ========   =======   =======

     The Financial Accounting Standard Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is effective for transactions entered into after December 31, 1996. This statement supercedes the existing standards on accounting for mortgage servicing rights and provides accounting and reporting standards for transfers and servicing of all financial assets and extinguishments of liabilities based upon consistent application of a financial components approach that focuses on control. Firstar does not expect that the adoption of this statement will have a significant effect on its result of operations or financial position.

NOTE 9. SHORT-TERM BORROWED FUNDS

     Short-term borrowed funds are summarized as follows:

                                                              1996         1995         1994
                                                           ----------   ----------   ----------
                                                                  (thousands of dollars)
Federal funds purchased and repurchase agreements:
  At December 31.........................................  $1,223,037   $1,980,442   $2,133,709
  Average during year....................................   1,902,766    1,994,281    1,530,644
  Maximum month-end balance..............................   2,110,250    2,407,507    2,133,709
  Average rate at year-end...............................        5.66%        5.44%        5.59%
  Average rate during year...............................        5.25         5.83         4.28

     Federal funds purchased, which totaled $627 million at December 31, 1996, generally represent one-day borrowings obtained primarily from financial institutions in Firstar's marketplace in conjunction with their customer correspondent relationships with the subsidiary banks. Securities sold under repurchase agreements, which totaled $596 million at December 31, 1996, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes and Federal Home Loan Bank notes. Firstar additionally has a $125 million line of credit agreement in place which expires in August 1999. The credit agreement has certain restrictive covenants and requires payment of quarterly fees based upon both the commitment amount and usage levels. $75 million in advances were outstanding under this line at the end of 1996.

NOTE 10. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                   December 31
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                              (thousands of dollars)
Federal Home Loan Bank notes................................  $345,946      $486,760
7.15% subordinated notes....................................   100,000       100,000
10.25% subordinated notes...................................    78,340        78,340
10% notes...................................................                  43,910
Other debt..................................................    22,908        25,011
                                                              --------      --------
  Total.....................................................  $547,194      $734,021
                                                              ========      ========

     Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. The notes mature from 1997 through 2011 and have a variable interest rate with an average of 5.67% as of December 31, 1996.

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

     Firstar issued $50,000,000 of 10% notes under an indenture dated as of June 1, 1986. The notes were unsecured and matured June 1, 1996.

     Other debt at December 31, 1996 includes loans sold under repurchase agreements of $5,000,000, $10,000,000 and $5,000,000, which mature in 1998, 1999 and 2002, respectively, and bearing interest at a variable LIBOR based rate, and capitalized lease obligations of $2,761,000.

     Long-term debt has aggregate maturities for the five years 1997 through 2001 as follows: $190,212,000 in 1997, $105,693,000 in 1998, $12,313,000 in
1999, $229,837,000 in 2000 and $848,000 in 2001.

NOTE 11. STOCKHOLDERS' EQUITY AND TRUST CAPITAL SECURITIES

     The authorized and outstanding shares of Firstar are as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
Preferred stock, $1.00 par value
  Authorized-series C.......................................    2,500,000     2,500,000
Preferred stock from acquired banks:
  Series D
     Authorized.............................................       40,250        40,250
     Outstanding............................................       22,688        30,688
Common stock, $1.25 par value:
  Authorized................................................  240,000,000   240,000,000
  Outstanding (net of treasury stock).......................  150,335,800   146,452,528

     Under the Firstar Shareholder Rights Plan each share of common stock entitles its holder to one-quarter right. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a share of series C preferred stock at a price of $85, subject to adjustment. The rights will only be exercisable if a person or group has acquired, or announced an intention to acquire, 20% or more of the outstanding shares of Firstar common stock. Under certain circumstances, including the existence of a 20% acquiring party, each holder of a right, other than the acquiring party, will be entitled to purchase at the exercise price Firstar common shares having a market value of two times the exercise price. In the event of the acquisition of Firstar by another company subsequent to a party acquiring 20% or more of Firstar common stock, each holder of a right is entitled to receive the acquiring company's common shares having a market value of two times the exercise price. The rights may be redeemed at a price of $.01 per right prior to the existence of a 20% acquiring party, and thereafter, may be exchanged for one common share per right prior to the existence of a 50% acquiring party. The rights will expire on January 19, 1999. The rights do not have voting or dividend rights and until they become exercisable, have no dilutive effect on the earnings of Firstar. Under the rights plan, the Board of Directors of Firstar may reduce the thresholds applicable to the rights from 20% to not less than 10%.

     Preferred shares, when issued, rank prior to common shares both as to dividends and liquidation but have no general voting rights. The series C preferred stock, none of which is outstanding, is entitled to 100 votes per share and other rights such that the value of a one one-hundredth interest in a series C preferred share should approximate the value of one common share.

     On January 31, 1995, Firstar converted 38,775 shares of First Colonial Bankshares Corporation series C preference stock, represented by 775,500 depository shares, into like shares of its series D preferred stock in connection with the acquisition of First Colonial Bankshares Corporation. Each share receives annual dividends of $35 and is convertible into 42.92 shares of common stock. Shares may be redeemed after June 30, 1997 at $500 per share.

     Dividends deducted from net income for purposes of determining net income applicable to common stockholders were $867,000 in 1996, $1,521,000 in 1995 and $2,223,000 in 1993.

     A two-for-one stock split was completed on February 15, 1997 to common stockholders. All common stock and per share data included in the consolidated financial statements and in the notes to consolidated financial statements have been retroactively adjusted to reflect the split.

     On December 17, 1996, Firstar issued $150 million of trust capital securities through Firstar Capital Trust I, a statutory business trust, of which all common securities are owned by Firstar. The capital securities pay cumulative cash distributions semiannually at an annual rate of 8.32%. The securities are redeemable from December 23, 2006 until December 23, 2016 at a declining rate of 104.16% to 100.0% of the principal amount. After December 23, 2016 they are redeemable at par until December 15, 2026 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures of Firstar. Firstar guarantees the capital securities through the combined operation of the debentures and other related documents. Firstar's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of Firstar. The capital securities qualify as tier I capital for regulatory capital purposes.

NOTE 12. STOCK BASED COMPENSATION PLANS

     Firstar has two stock based compensation plans, a stock option plan and a performance based stock plan.

     Firstar's incentive stock plan provides for a maximum grant of 11.2 million stock options, appreciation rights, and/or shares of stock. Stock options are granted with an exercise price equal to the stock fair market value at the date of grant. All stock options expire ten years and one month after the date of grant and vest and become fully exercisable after a period from between one to three years. At December 31, 1996, there were 5,290,000 additional shares available for grant under the Plan.

     Firstar in connection with bank acquisitions, converted existing options for shares of the acquired banks into an equivalent number of options for shares of Firstar common stock. As of December 31, 1996 these options totaled 796,904 with an exercise price of $2.38 to $11.81. No additional stock options will be awarded under these plans.

     The following table summarizes option activity under these plans:

                                                                NUMBER OF     WEIGHTED-AVERAGE
                                                                  SHARES       EXERCISE PRICE
                                                                ----------    ----------------
Options outstanding at December 31, 1993....................     5,621,744         $ 8.89
Granted.....................................................     1,098,516          12.78
Assumed through acquisitions................................        55,664           6.27
Exercised...................................................      (524,186)          4.25
Forfeited...................................................       (93,410)          6.09
                                                                ----------
Options outstanding at December 31, 1994....................     6,158,328          10.00
Granted.....................................................       985,200          13.69
Assumed through acquisitions................................         5,812           4.72
Exercised...................................................    (1,524,979)          8.93
Forfeited...................................................      (162,266)         12.88
Expired.....................................................        (6,000)         15.84
                                                                ----------
Options outstanding at December 31, 1995....................     5,456,095          10.86
Granted.....................................................     1,021,400          20.12
Assumed through acquisitions................................        69,904           6.36
Exercised...................................................    (1,744,354)          8.98
Forfeited...................................................      (290,336)         16.79
Expired.....................................................       (25,444)          2.09
                                                                ----------
Options outstanding at December 31, 1996....................     4,487,258          13.30
                                                                ==========

                                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    --------------------------------------------------      -------------------------------
                                                     WEIGHTED-AVG.
           RANGE OF                   NUMBER           REMAINING        WEIGHTED-AVG.         NUMBER         WEIGHTED-AVG.
       EXERCISE PRICES              OUTSTANDING      CONTRACT LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
       ---------------              -----------      -------------      --------------      -----------      --------------
$2.38 to 3.46.................         104,127            1.54yr.           $ 3.34             104,127           $ 3.34
$5.30 to 7.91.................         869,743            3.55                6.93             869,743             6.93
$8.09 to 11.83................         545,738            2.25                9.91             545,738             9.91
$12.46 to 16.25...............       2,076,850            7.07               14.42           1,029,240            14.54
$20.00 to 22.75...............         890,800            9.19               20.12              45,200            20.00
                                     ---------                                               ---------
Options at December 31,
  1996........................       4,487,258                                               2,594,048
                                     =========                                               =========

     Firstar's performance based stock plan grants performance shares to key executives. Estimated future payouts are predicated upon achievement of Firstar return on equity goals in relation to peer group banking companies and the market value of Firstar's common stock over a three year period. The grants are designated in shares of stock and the participant is paid the value of the earned shares one-half in cash and one-half in shares of Firstar's common stock plus a dividend equivalent for the performance period. The maximum number of performance shares awarded in 1996, 1995, and 1994 were 132,896, 178,030 and 141,646 respectively. The maximum number of common shares awardable under these plans were 66,448 at $20.00 per share in 1996, 89,015 at $13.69 per share in 1995, and 70,823 at $15.44 per share in 1994. Compensation expense recorded under this plan was $4,104,000 in 1996, $2,092,000 in 1995, and $749,000 in
1994.

     For purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation" the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.78 and $3.27 on the date of grant with the following weighted-average assumptions: 1996 -- expected dividend yield 3.4%, risk-free interest rate of 5.55%, an expected life of 7 years and expected volatility of 23%; 1995 -- expected dividend yield 4.4%, risk-free interest rate of 7.76%, an expected life of 7 years and expected volatility of 22%.

     Had compensation cost for Firstar's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $248.9 million in 1996 and $228.2 million in 1995. Earnings per common share would have been $1.67 in 1996 and $1.50 in 1995. This pro-forma net income reflects only awards granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income amounts.

NOTE 13. OTHER OPERATING EXPENSE

     A summary of other operating expense is as follows:

                                                                 Years ended December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Business development........................................  $ 27,540   $ 29,413   $ 26,602
Stationery and supplies.....................................    24,696     21,284     18,087
Professional fees...........................................    22,244     20,491     17,937
Information processing expense..............................    20,840     21,918     20,957
Delivery....................................................    19,497     19,192     16,122
Intangible amortization.....................................    15,321     11,068     10,291
F.D.I.C. insurance..........................................     2,282     16,531     28,361
Net foreclosed assets expense (income)......................       349       (281)      (553)
SAIF assessments............................................     7,837
Check kiting loss...........................................                          22,000
Other.......................................................    58,398     59,302     57,880
                                                              --------   --------   --------
  Total.....................................................  $199,004   $198,918   $217,684
                                                              ========   ========   ========

NOTE 14. EMPLOYEE BENEFIT PLANS

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

                                                                       December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $228,417   $216,261   $175,537
  Accumulated benefit obligation............................   233,975    221,716    179,086
  Projected benefit obligation..............................   293,128    280,328    218,660
Plan assets at fair value...................................   291,462    237,195    195,436
Plan assets less than projected benefit obligation..........    (1,666)   (43,133)   (23,224)
Unrecognized prior service cost.............................      (120)    (1,791)    (2,075)
Unrecognized net asset......................................    (3,446)    (4,680)    (5,914)
Unrecognized net loss.......................................     6,430     36,373     18,797
                                                              --------   --------   --------
     Pension asset (liability)..............................  $  1,198   $(13,231)  $(12,416)
                                                              ========   ========   ========
Net pension expense comprised the following:
  Service cost..............................................  $ 10,319   $  7,526   $  7,852
  Interest cost on projected benefit obligation.............    20,443     18,863     16,355
  Actual loss (return) on plan assets.......................   (31,086)   (46,230)     8,725
  Net amortization and deferral.............................   (12,102)    28,519    (26,755)
                                                              --------   --------   --------
     Net pension expense....................................  $ 12,426   $  8,678   $  6,177
                                                              ========   ========   ========
Assumptions used in actuarial values:
  Discount rate.............................................      7.75%      7.50%      8.50%
  Rates of increase in compensation levels..................      5.50       5.50       5.50
  Expected rate of return on plan assets....................      9.00       9.00       9.00

     Firstar also has unfunded pension plans covering certain employees. Interest rates used in calculating the actuarial values are essentially the same as in the previously described plans. The table below summarizes data relative to the plans.

                                                                       December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Projected benefit obligation................................  $(19,681)  $(12,497)  $(12,238)
Unrecognized prior service cost.............................     2,365      2,572      2,779
Unrecognized transition obligation..........................       104        146        189
Unrecognized net loss.......................................     3,885      2,068      2,641
                                                              --------   --------   --------
     Pension liability......................................  $(13,327)  $ (7,711)  $ (6,629)
                                                              ========   ========   ========
Net pension expense comprised the following:
  Service cost..............................................  $    478   $    294   $    436
  Interest cost on projected benefit obligation.............     1,200        835        916
  Net amortization and deferral.............................       451        260        416
                                                              --------   --------   --------
     Net pension expense....................................  $  2,129   $  1,389   $  1,768
                                                              ========   ========   ========

     Firstar has profit sharing plans under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $7,013,000 in 1996, $11,370,000 in 1995, and $11,804,000 in 1994.

     In addition to pension benefits, certain health care benefits are made available to active and retired employees. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                                       December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $(31,178)  $(40,893)  $(41,029)
  Fully eligible active plan participants...................    (5,716)    (6,478)    (7,340)
  Other active plan participants............................   (11,552)   (12,641)   (13,290)
                                                              --------   --------   --------
     Total..................................................   (48,446)   (60,012)   (61,659)
Unrecognized transition obligation..........................    42,590     50,194     53,146
Unrecognized net (gain) loss................................   (20,661)    (7,528)    (4,872)
                                                              --------   --------   --------
     Postretirement benefit liability.......................  $(26,517)  $(17,346)  $(13,385)
                                                              ========   ========   ========
Net postretirement benefit expense comprised the following:
  Service cost..............................................  $    963   $    787   $  1,220
  Interest cost.............................................     4,401      3,753      4,721
  Net amortization and deferral.............................     2,354      2,093      2,953
  Plan curtailment..........................................     2,181
                                                              --------   --------   --------
     Net postretirement benefit expense.....................  $  9,899   $  6,633   $  8,894
                                                              ========   ========   ========

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed, decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement accumulated benefit obligation by $3,100,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $223,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 7.50% and 8.50% at December 31, 1996, 1995 and 1994, respectively.

NOTE 15. INCOME TAXES

     The taxes applicable to income before income taxes were as follows:

                                                                 Years Ended December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Current income taxes:
  Federal...................................................  $106,880   $ 95,797   $ 87,136
  State and other...........................................    21,154     22,891     18,788
                                                              --------   --------   --------
     Subtotal...............................................   128,034    118,688    105,924
Deferred income taxes:
  Federal...................................................    (2,389)       510      6,126
  State and other...........................................    (1,275)      (845)       658
                                                              --------   --------   --------
     Subtotal...............................................    (3,664)      (335)     6,784
     Provision for income taxes.............................  $124,370   $118,353   $112,708
                                                              ========   ========   ========

     Exercised stock options produced tax benefits of $7,848,000 in 1996, $3,785,000 in 1995 and $541,000 in 1994 which were allocated directly to stockholders' equity. Also, the sale of subsidiaries which were acquired in a purchase business combination produced tax expense of $4,832,000 in 1996 which was allocated directly to goodwill.

     The actual provision for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income before income taxes as shown below:

                                                                 Years Ended December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Tax expense at statutory rate...............................  $131,091   $121,543   $118,783
Increase (reduction) in taxes resulting from:
  Tax-exempt income.........................................   (20,471)   (20,456)   (21,095)
  State and local taxes--net of federal income tax
     benefit................................................    12,921     14,330     12,640
  Amortization of nondeductible intangibles.................     3,988      2,748      2,558
  Favorable settlement of prior years' taxes................    (3,229)
  Other--net................................................        70        188       (178)
                                                              --------   --------   --------
     Provision for income taxes.............................  $124,370   $118,353   $112,708
                                                              ========   ========   ========

     The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                 Years Ended December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Deferred tax expense (exclusive of the effects of other
  components listed below)..................................  $ (4,557)  $     98   $  6,254
Change in beginning of year valuation allowance due to
  effective tax planning strategies.........................      (176)    (1,008)      (105)
Change in valuation allowance due to creation/utilization
  of net operating losses...................................     1,069        575        635
                                                              --------   --------   --------
     Total..................................................  $ (3,664)  $   (335)  $  6,784
                                                              ========   ========   ========

     The significant components of the net deferred tax asset were as follows:

                                                                 Years Ended December 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Deferred tax liabilities:
  Equipment leased to customers.............................  $(18,010)  $(13,860)  $(14,180)
  Acquired assets accounted for as a purchase...............   (11,335)    (9,491)   (10,922)
  Securities available for sale.............................   (10,019)   (20,164)
  Bank premises and equipment...............................    (9,995)   (11,120)   (12,383)
Deferred tax assets:
  Reserve for loan losses...................................    85,857     78,176     76,664
  Deferred compensation.....................................    15,177      8,889      7,104
  Pension and post-retirement benefits......................    14,818     11,463     11,570
  State and federal net operating loss carryforwards........    12,424     11,378     10,335
  Deferred gain on sale of building.........................     2,738      5,211      7,721
  Securities available for sale.............................                             636
  Other--net................................................     3,794      1,544      5,297
                                                              --------   --------   --------
     Subtotal...............................................    85,449     62,026     81,842
Valuation allowance.........................................   (11,504)   (10,611)   (11,044)
                                                              --------   --------   --------
     Net deferred tax asset.................................  $ 73,945   $ 51,415   $ 70,798
                                                              ========   ========   ========

     The change in net deferred tax asset includes $10,145,000 of tax benefit in 1996, $20,800,000 of tax expense in 1995 and $1,369,000 of tax benefit in 1994 allocated directly to stockholders' equity for unrealized gains (losses) on securities available for sale recorded in accordance with SFAS No. 115. Other changes relate to acquisitions.

     The valuation allowance was increased $893,000 in 1996, decreased $433,000 in 1995 and increased $530,000 in 1994. The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carryforwards totaling approximately $228,157,000 which expire at various times within the next 15 years.

     The net deferred tax asset is included in other assets. Amounts originally reported for 1995 have been reclassified to reflect actual tax return results.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

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

     The following is a summary of such commitments at December 31, 1996 and 1995:

                                                                   December 31
                                                              ----------------------
                                                               1996           1995
                                                              -------        -------
                                                              (millions of dollars)
Commitments to extend credit................................   $6,044         $4,559
Credit card lines...........................................    2,470          2,098
Standby and commercial letters of credit....................      550            445
Mortgage loans sold with recourse...........................      220            220

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

NOTE 17. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

     Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $60 million and $201 million at December 31, 1996 and 1995, respectively. Firstar implemented a deposit sweep program in 1996 which reduced reservable deposits.

     Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of loans and dividends. As of December 31, 1996, $173 million could be loaned to Firstar by the subsidiary banks subject to strict collateral requirements, and $69 million could be paid to Firstar by the subsidiary banks in the form of dividends. In addition, each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1997 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for each subsidiary bank.

     Firstar and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Firstar's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Firstar must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Firstar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Firstar and its subsidiaries listed below have met all capital requirements necessary to be classified as "well capitalized" as of December 31, 1996 and 1995.

                                                                              To Be Well Capitalized
                                                          Minimum Capital     Under Prompt Corrective
                                    December 31, 1996       Requirement          Action Provisions
                                   -------------------   ------------------   -----------------------
                                     Amount     Ratio      Amount     Ratio      Amount       Ratio
                                   ----------   ------   ----------   -----   ------------   --------
                                                         (thousands of dollars)
  Total Capital (to Risk Weighted Assets):
    Consolidated.................  $1,888,093   13.47%   $1,121,647   8.00%     $1,402,059     10.00%
    Firstar Bank Milwaukee.......     569,904   11.19%      407,573   8.00%        509,466     10.00%
    Firstar Bank Wisconsin.......     379,913   12.82%      237,135   8.00%        296,419     10.00%
    Firstar Bank Minnesota.......     291,586   13.67%      170,702   8.00%        213,377     10.00%
    Firstar Bank Iowa............     244,750   12.64%      154,892   8.00%        193,615     10.00%
    Firstar Bank Illinois........     223,752   14.83%      120,731   8.00%        150,914     10.00%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated.................   1,636,700   11.67%      560,823   4.00%        841,235      6.00%
    Firstar Bank Milwaukee.......     482,490    9.47%      203,786   4.00%        305,680      6.00%
    Firstar Bank Wisconsin.......     340,363   11.48%      118,568   4.00%        177,852      6.00%
    Firstar Bank Minnesota.......     264,821   12.41%       85,351   4.00%        128,026      6.00%
    Firstar Bank Iowa............     220,542   11.39%       77,446   4.00%        116,169      6.00%
    Firstar Bank Illinois........     204,796   13.57%       60,366   4.00%         90,548      6.00%
  Tier 1 Leverage (to Average Assets):
    Consolidated.................   1,636,700    8.55%      574,425   3.00%        957,375      5.00%
    Firstar Bank Milwaukee.......     482,490    6.73%      215,038   3.00%        358,397      5.00%
    Firstar Bank Wisconsin.......     340,363    8.10%      126,113   3.00%        210,188      5.00%
    Firstar Bank Minnesota.......     264,821    9.22%       86,155   3.00%        143,592      5.00%
    Firstar Bank Iowa............     220,542    7.91%       83,617   3.00%        139,361      5.00%
    Firstar Bank Illinois........     204,796    7.46%       82,330   3.00%        137,216      5.00%

                                                                              To Be Well Capitalized
                                                          Minimum Capital     Under Prompt Corrective
                                    December 31, 1995       Requirement          Action Provisions
                                   -------------------   ------------------   -----------------------
                                     Amount     Ratio      Amount     Ratio      Amount       Ratio
                                   ----------   ------   ----------   -----   ------------   --------
                                                         (thousands of dollars)
  Total Capital (to Risk Weighted Assets):
    Consolidated.................  $1,665,466   12.45%   $1,070,191   8.00%     $1,337,739     10.00%
    Firstar Bank Milwaukee.......     558,112   11.07%      403,302   8.00%        504,128     10.00%
    Firstar Bank Wisconsin.......     380,178   13.14%      231,425   8.00%        289,282     10.00%
    Firstar Bank Minnesota.......     203,902   13.82%      118,068   8.00%        147,585     10.00%
    Firstar Bank Iowa............     236,354   11.84%      159,748   8.00%        199,686     10.00%
    Firstar Bank Illinois........     261,266   16.20%      129,022   8.00%        161,278     10.00%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated.................   1,386,566   10.36%      535,096   4.00%        802,643      6.00%
    Firstar Bank Milwaukee.......     470,050    9.32%      201,651   4.00%        302,477      6.00%
    Firstar Bank Wisconsin.......     339,945   11.75%      115,713   4.00%        173,569      6.00%
    Firstar Bank Minnesota.......     185,386   12.56%       59,034   4.00%         88,551      6.00%
    Firstar Bank Iowa............     211,348   10.58%       79,874   4.00%        119,811      6.00%
    Firstar Bank Illinois........     241,042   14.95%       64,511   4.00%         96,767      6.00%
  Tier 1 Leverage (to Average Assets):
    Consolidated.................   1,386,566    7.52%      553,405   3.00%        922,341      5.00%
    Firstar Bank Milwaukee.......     470,050    7.13%      197,759   3.00%        329,598      5.00%
    Firstar Bank Wisconsin.......     339,945    7.84%      130,081   3.00%        216,802      5.00%
    Firstar Bank Minnesota.......     185,386    7.80%       71,302   3.00%        118,837      5.00%
    Firstar Bank Iowa............     211,348    7.41%       85,566   3.00%        142,610      5.00%
    Firstar Bank Illinois........     241,042    8.37%       86,395   3.00%        143,992      5.00%

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENTS

     Rate Risk Management

     As part of its asset and liability management, Firstar uses various types of interest rate contracts for the purpose of managing its interest rate risks. The use of interest rate contracts enables Firstar to synthetically alter the repricing characteristics of designated earning assets and interest-bearing liabilities. The following tables summarize the notional amounts of interest rate contracts at December 31, 1996, used by Firstar in its asset and liability management process:

                                                       Interest Rate Swaps
                                             ----------------------------------------
                                             Receive Fixed Rate                                      Total
                                             ------------------                                    Interest
                                               Index              Receive    Periodic   Caps and     Rate
                                             Amortizing   Other   Variable     Caps      Floors    Contracts
                                             ----------   -----   --------   --------   --------   ---------
                                                                  (millions of dollars)
December 31, 1994..........................    $ 295      $ 75      $ 76      $ 925      $ 381      $1,752
  Additions................................                            5                   400         405
  Maturities...............................      (26)      (20)      (44)        (5)       (80)       (175)
  Terminations.............................                                    (920)                  (920)
                                               -----      ----      ----      -----      -----      ------
December 31, 1995..........................      269        55        37          0        701       1,062
  Additions................................                           25                                25
  Maturities...............................     (162)      (28)                           (110)       (300)
                                               -----      ----      ----      -----      -----      ------
December 31, 1996..........................    $ 107      $ 27      $ 62      $   0      $ 591      $  787
                                               =====      ====      ====      =====      =====      ======

     Index amortizing interest rate swaps are used to convert variable rate loans to a fixed rate basis. The amortizing feature of these swaps serves to extend the maturity after a predetermined mandatory period if the three-month LIBOR index rate is above a pre-established reference rate on a quarterly basis. Additionally, the notional amount of the swaps is reduced on a quarterly basis based upon pre-established rates.

     Interest rate swaps used to convert variable rate loans to fixed rate loans have a total notional value of $27 million. Other swaps totaling $62 million were used to convert fixed rate loans and securities to a variable rate basis.

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

     Interest rate floors provide for the receipt of payments when the three month LIBOR rate is below a predetermined interest rate floor. Firstar has entered into $260 million of floors to manage interest rate risk on certain variable rate loans and has entered into $331 million of floors to manage the interest rate risk on money market fund deposits which have guaranteed minimum interest rates.

     Interest rate caps provide for the receipt of payments when the three-month LIBOR rate exceeds predetermined interest rate caps. Firstar had entered into $100 million in interest rate caps used to manage interest rate risk on variable rate borrowed funds which matured during 1996.

     The maturity of derivative financial instruments as of December 31, 1996 is as follows:

                                                   Maturity Range of Derivative Financial Instruments
                                    --------------------------------------------------------------------------------
                                                                                                           Market
                                                                                            Weighted        Value
                                                                                            Average         Asset
                                    1997       1998       1999       2000       Total      Maturities    (Liability)
                                    -----      -----      -----      -----      -----      ----------    -----------
                                                                 (millions of dollars)
Interest rate swaps
  Receive variable................  $  39      $  10      $   8      $   5      $  62         1.0 yr        $(.6)
     Average receive rate.........   5.53%      5.58%      5.59%      5.50%      5.54%
     Average pay rate.............   7.10%      5.94%      8.59%      4.72%      6.91%
  Receive fixed...................  $  15      $  12                            $  27         .8 yrs          .1
     Average receive rate.........   8.15%      6.30%                            7.32%
     Average pay rate.............   5.56%      5.56%                            5.56%
  Receive fixed -- amortizing.....  $  56      $  32      $  19                 $ 107        1.1 yrs         (.5)
     Average receive rate.........   4.90%      5.17%      5.45%                 5.08%
     Average pay rate.............   5.54%      5.50%      5.43%                 5.09%
Interest rate floors..............  $  50      $  25      $ 211      $ 305      $ 591        2.7 yrs         2.4
  Average floor rate..............   4.70%      5.00%      5.09%      4.76%      4.89%
                                    -----      -----      -----      -----      -----                       ----
       Total......................  $ 160      $  79      $ 238      $ 310      $ 787        2.3 yrs        $1.4
                                    =====      =====      =====      =====      =====                       ====

------------
All interest rates represent rates in effect on December 31, 1996. Index rate for interest rate caps/floors is three month LIBOR.

     The notional values of derivative financial instruments represent the amounts on which interest payments are exchanged between the counterparties. Those notional values do not represent direct credit exposures. Firstar is exposed to credit-related losses in the event of nonperformance by counterparties to these instruments but does not expect any counterparty to fail to meet their obligations. Where appropriate, Firstar requires collateral based upon the positive market value of the exposure taking into account bi-lateral netting agreements with certain counterparties. Based on market values, Firstar's credit exposure was $2.6 million at December 31, 1996.

     Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments. Firstar had contracts totaling $173 million and $267 million on December 31, 1996 and 1995 respectively. Gains or losses on these contracts are included in the determination of the market value of mortgages held for sale.

     Trading Activities

     Firstar also acts as an intermediary for customers in their management of interest rate and foreign currency rate risk. In this regard, Firstar will enter into interest rate swaps, caps, floors and foreign exchange contracts with customers to minimize their exposure to market risk. Firstar enters into essentially offsetting transactions with other counterparties. Customer related derivative activity, as well as derivative contracts not used to manage interest rate risk on recorded assets and liabilities, is marked to market value. The credit exposure at year-end of $6.1 million is represented by the fair value of contracts with a positive value. Gross credit exposure amounts disregard the value of any collateral. Revenue from this intermediary activity was $2.2 million and $3.0 million in 1996 and 1995, respectively.

     Information on these transactions is shown below.

                                                       1996                            1995
                                           -----------------------------   -----------------------------
                                                          Estimated                       Estimated
                                                          Fair Value                      Fair Value
                                           Notional   ------------------   Notional   ------------------
                                            Amount    Year-End   Average    Amount    Year-End   Average
                                           --------   --------   -------   --------   --------   -------
                                                               (millions of dollars)
Interest rate swaps
  In a receivable position...............    $460       $3.4      $5.4       $719       $6.8      $4.2
  In a payable position..................     311        2.5       4.5        421        4.9       3.9
Interest rate caps/floors
  Held...................................      77        1.2       1.5        130        1.4       1.9
  Written................................      77        1.2       1.5        130        1.4       1.9
Foreign exchange contracts
  In a receivable position...............      49        1.5       1.6         45        4.9       3.9
  In a payable position..................      36         .9        .9         44        3.9       3.4

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Derivative financial instruments--The fair value of interest rate swap agreements is based on the present value of the swap primarily using counter party or third party dealer quotes. Fair values for caps and floors were obtained using an option pricing model. These values represent the estimated amount Firstar would receive or pay to terminate the contracts or agreements taking into account current interest rates and market volatility. Prices obtained from counter parties or pricing models are tested by obtaining third party valuations. The fair value of commitments to extend credit and standby letters of credit is not material and is not shown here.

     The estimated fair value of Firstar's financial instruments is summarized as follows:

                                                December 31, 1996           December 31, 1995
                                             ------------------------   -------------------------
                                              Carrying     Estimated     Carrying      Estimated
                                                Value      Fair Value      Value      Fair Value
                                             -----------   ----------   -----------   -----------
                                                            (thousands of dollars)
Financial assets:
  Cash and short-term investments..........  $ 1,648,408   $1,648,408   $ 1,426,158   $ 1,426,158
  Trading securities.......................       13,489       13,489        10,029        10,029
  Securities available for sale............    1,966,590    1,966,590     2,047,848     2,047,848
  Securities held to maturity..............    2,250,776    2,287,448     2,427,030     2,492,346
  Loans, net of allowance for loan
     losses................................   12,982,396   12,991,668    12,437,230    12,451,430
Financial liabilities:
  Deposits:
     Without stated maturities.............    9,831,279    9,831,279     9,033,671     9,033,671
     With stated maturities................    5,382,918    5,400,419     5,277,975     5,306,647
  Short-term borrowed funds................    1,868,606    1,868,606     2,303,159     2,303,159
  Long-term debt...........................      547,194      551,879       734,021       745,825
Derivative financial instruments:
  Asset and liability management:
     Interest rate instruments
       Asset...............................                     2,561                       8,255
       Liability...........................                     1,199                       2,870
  Trading activities:
     Interest rate contracts
       Asset...............................        4,589        4,589         8,234         8,234
       Liability...........................        3,700        3,700         6,311         6,311
     Foreign exchange contracts
       Asset...............................        1,500        1,500         4,949         4,949
       Liability...........................          900          900         3,899         3,899

NOTE 20. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                 December 31
                                                                           -----------------------
                                                                              1996         1995
                                                                           ----------   ----------
                                                                           (thousands of dollars)
Assets:
  Cash and due from banks...................................               $       80   $      593
  Short-term investments....................................                  161,150       46,400
  Securities available for sale.............................                    5,011        5,092
  Commercial loans..........................................                       64          327
  Loans to bank subsidiaries................................                   36,282       36,925
  Loans to other subsidiaries...............................                                   188
  Investment in bank subsidiaries...........................                1,905,505    1,659,511
  Investment in other subsidiaries..........................                   25,381       16,547
  Other assets..............................................                    8,124        8,942
                                                                           ----------   ----------
     Total assets...........................................               $2,141,597   $1,774,525
                                                                           ==========   ==========
Liabilities and stockholders' equity:
  Short-term borrowed funds.................................               $   75,000   $
  Long-term debt............................................                  332,980      224,956
  Other liabilities.........................................                   29,570       24,749
  Stockholders' equity......................................                1,704,047    1,524,820
                                                                           ----------   ----------
     Total liabilities and stockholders' equity.............               $2,141,597   $1,774,525
                                                                           ==========   ==========

                              STATEMENTS OF INCOME

                                                                   Years Ended December 31
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                --------   --------   --------
                                                                    (thousands of dollars)
Revenue:
  Dividends from bank subsidiaries..........................    $219,714   $145,338   $119,920
  Dividends from other subsidiaries.........................       6,000      6,000      4,000
  Fees from subsidiaries....................................      29,810     26,083     22,859
  Investment and loan income................................       5,362      5,423      4,897
  Other revenue.............................................       1,546        121      1,201
                                                                --------   --------   --------
     Total revenue..........................................     262,432    182,965    152,877
Expense:
  Interest..................................................      23,760     15,501     12,748
  Salaries and employee benefits............................      20,336     18,795     16,003
  Other expense.............................................      13,814     17,251     12,396
                                                                --------   --------   --------
     Total expense..........................................      57,910     51,547     41,147
Income before income taxes and equity in undistributed
  income of subsidiaries....................................     204,522    131,418    111,730
Provision for income tax expense (benefits).................      (7,096)    (6,465)    (5,413)
                                                                --------   --------   --------
Income before equity in undistributed income of
  subsidiaries..............................................     211,618    137,883    117,143
Equity in undistributed income of subsidiaries..............      38,559     91,030    109,530
                                                                --------   --------   --------
     Net income.............................................    $250,177   $228,913   $226,673
                                                                ========   ========   ========

                            STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31
                                                               -----------------------------------
                                                                 1996         1995         1994
                                                               ---------    ---------    ---------
                                                                     (thousands of dollars)
Cash flows from operating activities:
  Net income...............................................    $ 250,177    $ 228,913    $ 226,673
  Adjustments:
     Equity in undistributed income of subsidiaries........      (38,559)     (91,030)    (109,530)
     Depreciation, amortization and accretion..............          789          553          813
     Decrease (increase) in other assets...................       12,122       (2,585)        (991)
     Increase in other liabilities.........................        4,269        1,516          185
                                                               ---------    ---------    ---------
       Net cash provided by operating activities...........      228,798      137,367      117,150
Cash flows from investing activities:
  Net (increase) decrease in short-term investments........     (114,750)      24,550      (18,465)
  Net (increase) in long-term investments..................                    (5,011)
  Net decrease in commercial loans.........................          263           98          270
  Net decrease (increase) in loans to subsidiaries.........          831        1,645       (5,740)
  Purchases of premises and equipment......................         (589)       (1092)      (1,031)
  Capital contributions to subsidiaries....................       (5,028)        (400)      (5,950)
  Net decrease (increase) in intercompany receivables......         (333)           6          622
  Other net................................................         (248)          94          227
                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing
          activities.......................................     (119,854)      19,890      (30,067)
Cash flows from financing activities:
  Repayment of long-term debt..............................      (46,616)                     (380)
  Net proceeds from long-term debt.........................      153,050       99,360
  Net proceeds from short-term debt........................       75,000
  Cash dividends...........................................     (111,143)    (101,359)     (75,081)
  Preferred stock redemption...............................                    (8,350)
  Common stock transactions................................     (179,748)    (146,985)     (11,076)
                                                               ---------    ---------    ---------
       Net cash used in financing activities...............     (109,457)    (157,334)     (86,537)
                                                               ---------    ---------    ---------
Net (decrease) increase in cash and due from banks.........         (513)         (77)         546
Cash and due from banks at beginning of year...............          593          670          124
                                                               ---------    ---------    ---------
Cash and due from banks at end of year.....................    $      80    $     593    $     670
                                                               =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest...................    $  23,757    $  13,036    $  12,753

KPMG Peat Marvick LLP logo

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Firstar Corporation:

We have audited the accompanying consolidated balance sheets of Firstar Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstar Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
January 15, 1997
  Except for the second to last
  paragraph of Note 11
  which is as of
  February 15, 1997

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                        1996
                                                      -----------------------------------------
                                                       First      Second     Third      Fourth
                                                      Quarter    Quarter    Quarter    Quarter
                                                      --------   --------   --------   --------
                                                      (thousands of dollars, except per share)
Interest revenue....................................  $342,579   $340,901   $351,093   $348,511
Interest expense....................................   158,243    156,636    161,152    156,674
                                                      --------   --------   --------   --------
Net interest revenue................................   184,336    184,265    189,941    191,837
Provision for loan losses...........................     9,209     10,846      8,908     13,684
Other operating revenue.............................   105,055    106,223    113,351    115,823
Other operating expense.............................   227,922    169,530    187,012    189,173
                                                      --------   --------   --------   --------
Income before income taxes..........................    52,260    110,112    107,372    104,803
Provision for income taxes..........................    15,142     39,949     38,100     31,179
                                                      --------   --------   --------   --------
Net income..........................................  $ 37,118   $ 70,163   $ 69,272   $ 73,624
                                                      ========   ========   ========   ========
Per common share:
Net income..........................................  $    .25   $    .48   $    .46   $    .49
Dividends...........................................       .17        .19        .19        .19
Stock price ranges:
  High..............................................  22 15/16     24 7/8    24 9/16     26 7/8
  Low...............................................   18 5/16    21 1/16    21 7/16     23 3/4
  Close.............................................    22 3/8    23 1/16     24 1/8     26 1/4

                                                                        1995
                                                      -----------------------------------------
                                                       First      Second     Third      Fourth
                                                      Quarter    Quarter    Quarter    Quarter
                                                      --------   --------   --------   --------
                                                      (thousands of dollars, except per share)
Interest revenue....................................  $322,277   $339,021   $339,477   $347,011
Interest expense....................................   143,752    159,912    158,373    159,802
                                                      --------   --------   --------   --------
Net interest revenue................................   178,525    179,109    181,104    187,209
Provision for loan losses...........................    13,136      9,987      5,778      7,855
Other operating revenue.............................    88,215     96,615    101,054    106,313
Other operating expense.............................   199,756    184,009    174,490    175,867
                                                      --------   --------   --------   --------
Income before income taxes..........................    53,848     81,728    101,890    109,800
Provision for income taxes..........................    17,563     27,946     34,813     38,031
                                                      --------   --------   --------   --------
Net income..........................................  $ 36,285   $ 53,782   $ 67,077   $ 71,769
                                                      ========   ========   ========   ========
Per common share:
Net income..........................................  $    .24   $    .34   $    .44   $    .48
Dividends...........................................       .15        .17        .17        .17
Stock price ranges:
  High..............................................    15 1/8     17 1/8    19 3/16     20 1/2
  Low...............................................    13 1/8     14 1/8     16 1/4    17 1/16
  Close.............................................    14 3/4   16 13/16    18 9/16   19 13/16

                      FIRSTAR CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND FINANCIAL RATIOS

                                                           Years Ended December 31
                                        --------------------------------------------------------------
                                           1996         1995         1994         1993         1992
                                        ----------   ----------   ----------   ----------   ----------
                                                (thousands of dollars, except per share data)
INTEREST REVENUE
Loans................................   $1,113,459   $1,081,685   $  914,311   $  824,082   $  830,227
Securities...........................      263,985      253,794      193,280      195,391      216,674
Other................................        5,640       12,307       12,153        8,581       17,341
                                        ----------   ----------   ----------   ----------   ----------
  Total interest revenue.............    1,383,084    1,347,786    1,119,744    1,028,054    1,064,242
INTEREST EXPENSE
Deposits.............................      465,553      444,706      321,969      315,858      389,989
Short-term borrowed funds............      123,629      133,151       67,622       25,189       25,452
Long-term debt.......................       43,523       43,982       31,315       27,068       22,430
                                        ----------   ----------   ----------   ----------   ----------
  Total interest expense.............      632,705      621,839      420,906      368,115      437,871
                                        ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE.................      750,379      725,947      698,838      659,939      626,371
Provision for loan losses............       42,647       36,756       23,891       29,090       50,733
                                        ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE AFTER LOAN LOSS
  PROVISION..........................      707,732      689,191      674,947      630,849      575,638
OTHER OPERATING REVENUE
Trust and investment management
  fees...............................      145,690      132,377      120,349      112,521       98,296
Service charges on deposit
  accounts...........................       91,953       81,775       82,378       83,060       75,273
Credit card service revenue..........       69,945       62,106       55,867       53,728       51,867
Other................................      132,864      115,939      112,025      143,609      122,500
                                        ----------   ----------   ----------   ----------   ----------
  Total other operating revenue......      440,452      392,197      370,619      392,918      347,936
OTHER OPERATING EXPENSE
Salaries and employee benefits.......      391,516      395,361      380,961      368,514      332,538
Equipment expense....................       65,615       58,700       54,556       53,123       52,680
Net occupancy expense................       64,235       57,992       52,984       58,328       53,514
Other................................      252,271      222,069      217,684      209,309      216,712
                                        ----------   ----------   ----------   ----------   ----------
     Total other operating expense...      773,637      734,122      706,185      689,274      655,444
                                        ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...........      374,547      347,266      339,381      334,493      268,130
Provision for income taxes...........      124,370      118,353      112,708      106,555       82,131
                                        ----------   ----------   ----------   ----------   ----------
NET INCOME...........................   $  250,177   $  228,913   $  226,673   $  227,938   $  185,999
                                        ==========   ==========   ==========   ==========   ==========
Per common share:
  Net income.........................   $     1.68   $     1.50   $     1.49   $     1.50   $     1.25
  Dividends..........................          .74          .66          .58          .50          .40
Return on average total assets.......         1.31%        1.26%        1.37%        1.49%        1.29%
Return on average common equity......        15.95        15.11        15.96        17.81        16.65
Dividend payout ratio................        44.05        44.00        36.02        31.75        30.53
Equity as a percentage of assets:
  At year-end........................         8.62         7.95         8.41         8.28         7.94
  Average for the year...............         8.22         8.37         8.67         8.67         8.02
Full-time equivalent staff (at
  year-end)..........................        8,367        9,263        9,895        9,831        9,349
Average common shares outstanding
  (000's)............................      148,061      151,432      150,391      148,262      143,983

                      FIRSTAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND RATE ANALYSIS

                                         1996                                 1995                            1994
                          ----------------------------------   ----------------------------------   ------------------------
                            Average                  Average     Average                  Average     Average
                            Balance      Interest     Rate       Balance      Interest     Rate       Balance      Interest
                          -----------   ----------   -------   -----------   ----------   -------   -----------   ----------
                                                                (thousands of dollars)
ASSETS
Interest-bearing
 deposits with banks...   $     8,743   $      380    4.35%    $    15,668   $      967    6.17%    $    24,843   $    1,297
Federal funds sold and
 resale agreements.....        88,319        4,916    5.57         173,541       10,534    6.07         219,521        9,645
Trading securities.....        10,140          392    3.87          14,243          968    6.80          22,123        1,560
Securities:
 Taxable...............     3,243,188      209,408    6.46       3,125,536      200,484    6.41       2,452,243      145,358
 Nontaxable............     1,126,264       81,853    7.27       1,069,721       79,561    7.44       1,074,371       75,355
                          -----------   ----------             -----------   ----------             -----------   ----------
   Total securities....     4,369,452      291,261    6.67       4,195,257      280,045    6.68       3,526,614      220,713
Loans:
 Commercial............     7,163,564      615,966    8.60       6,838,277      609,248    8.91       6,243,142      513,254
 Consumer..............     3,031,369      295,508    9.75       2,835,632      278,236    9.81       2,636,378      241,152
 Consumer mortgage.....     2,727,441      208,570    7.65       2,617,765      201,256    7.69       2,336,342      167,087
                          -----------   ----------             -----------   ----------             -----------   ----------
   Total loans.........    12,922,374    1,120,044    8.67      12,291,674    1,088,740    8.86      11,215,862      921,493
                          -----------   ----------             -----------   ----------             -----------   ----------
 Interest earning
   assets..............    17,399,028    1,416,993    8.14      16,690,383    1,381,254    8.28      15,008,963    1,154,708
Reserve for loan
 losses................      (206,913)                            (197,181)                            (191,441)
Cash and due from
 banks.................     1,044,706                              895,767                              954,489
Other assets...........       922,008                              826,431                              773,024
                          -----------                          -----------                          -----------
   Total assets........   $19,158,829                          $18,215,400                          $16,545,035
                          ===========                          ===========                          ===========
LIABILITIES AND EQUITY
Interest-bearing
 demand................   $ 1,552,786   $   21,786    1.40%    $ 1,571,378   $   23,831    1.52%    $ 1,643,922   $   21,065
Money market
 accounts..............     2,577,477      102,927    3.99       2,110,503       85,231    4.04       2,027,485       57,274
Savings passbook.......     1,599,075       40,034    2.50       1,731,344       44,509    2.57       1,854,944       43,887
Certificates of
 deposit...............     5,392,430      300,806    5.56       5,261,589      291,135    5.53       4,410,873      199,743
Short-term borrowed
 funds.................     2,357,838      123,629    5.24       2,275,739      133,151    5.85       1,591,305       67,622
Long-term debt.........       637,393       43,523    6.83         610,889       43,982    7.20         477,405       31,315
                          -----------   ----------             -----------   ----------             -----------   ----------
 Interest-bearing
   liabilities.........    14,116,999      632,705    4.48      13,561,442      621,839    4.59      12,005,934      420,906
Demand deposits........     3,174,569                            2,827,623                            2,837,257
Other liabilities......       288,224                              300,942                              268,098
Trust capital
 securities............         3,689
Stockholders' equity...     1,575,348                            1,525,393                            1,433,746
                          -----------                          -----------                          -----------
   Total liabilities
     and equity........   $19,158,829                          $18,215,400                          $16,545,035
                          ===========                          ===========                          ===========
Net interest
 revenue/margin........                 $  784,288    4.51%                  $  759,415    4.55%                  $  733,802
                                        ==========                           ==========                           ==========

                          1994                    1993                                 1992
                         -------   ----------------------------------   ----------------------------------
                         Average     Average                  Average     Average                  Average
                          Rate       Balance      Interest     Rate       Balance      Interest     Rate
                         -------   -----------   ----------   -------   -----------   ----------   -------
                                                      (thousands of dollars)
ASSETS
Interest-bearing
 deposits with banks...   5.22%    $    64,832   $    2,667    4.11%    $   137,383   $    6,183     4.50%
Federal funds sold and
 resale agreements.....   4.39         165,042        5,119    3.10         293,899       10,366     3.53
Trading securities.....   7.05          17,332          985    5.68          15,514        1,012     6.52
Securities:
 Taxable...............   5.93       2,313,373      144,460    6.24       2,246,893      160,767     7.16
 Nontaxable............   7.01       1,064,975       78,460    7.37       1,025,034       83,947     8.19
                                   -----------   ----------             -----------   ----------
   Total securities....   6.26       3,378,348      222,920    6.60       3,271,927      244,714     7.48
Loans:
 Commercial............   8.22       5,637,854      432,271    7.67       5,163,260      428,892     8.31
 Consumer..............   9.15       4,472,934      396,560    8.87       4,044,256      407,639    10.08
 Consumer mortgage.....   7.15               *            *       *               *            *
                                   -----------   ----------             -----------   ----------
   Total loans.........   8.22      10,110,788      828,831    8.20       9,207,516      836,531     9.09
                                   -----------   ----------             -----------   ----------
 Interest earning
   assets..............   7.69      13,736,342    1,060,522    7.72      12,926,239    1,098,806     8.50
Reserve for loan
 losses................               (188,358)                            (174,007)
Cash and due from
 banks.................              1,016,639                              931,413
Other assets...........                744,283                              745,211
                                   -----------                          -----------
   Total assets........            $15,308,906                          $14,428,856
                                   ===========                          ===========
LIABILITIES AND EQUITY
Interest-bearing
 demand................   1.28%    $ 1,632,045   $   29,366    1.80%    $ 1,479,688   $   39,872     2.69%
Money market
 accounts..............   2.82       1,960,086       49,583    2.53       1,928,842       61,727     3.20
Savings passbook.......   2.37       1,755,129       45,330    2.58       1,487,437       48,314     3.25
Certificates of
 deposit...............   4.53       4,290,651      191,579    4.47       4,520,152      240,076     5.31
Short-term borrowed
 funds.................   4.25         865,298       25,189    2.91         742,263       25,452     3.43
Long-term debt.........   6.56         421,537       27,068    6.42         296,730       22,430     7.56
                                   -----------   ----------             -----------   ----------
 Interest-bearing
   liabilities.........   3.51      10,924,746      368,115    3.37      10,455,112      437,671     4.19
Demand deposits........              2,793,567                            2,564,854
Other liabilities......                263,080                              252,286
Trust capital
 securities............
Stockholders' equity...              1,327,513                            1,156,604
                                   -----------                          -----------
   Total liabilities
     and equity........            $15,308,906                          $14,428,856
                                   ===========                          ===========
Net interest
 revenue/margin........   4.89%                  $  692,407    5.04%                  $  660,935     5.11%
                                                 ==========                           ==========

------------

   Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35% in 1996, 1995, 1994 and 1993 and 34% in 1992. The rate calculations include the effect of certain loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate.

* Comparable data not available

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Notice of the 1997 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

     The executive officers of Firstar Corporation are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Notice of the 1997 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Notice of the 1997 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Notice of the 1997 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

     The following financial statements of Firstar Corporation are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(A)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3. EXHIBITS

       3.1     Articles of incorporation of Firstar Corporation
       3.2     By-Laws of Firstar Corporation
       4.3     Indenture dated as of May 1, 1988 between Firstar
               Corporation and Chemical Bank, as Trustee, relating to
               10 1/4% Subordinated Notes due May 1, 1998 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration
               No. 33-21527 of Firstar)
       4.4     Shareholder Rights Plan of Firstar Corporation (incorporated by reference to Exhibit 4 of Form 8-K dated January 19, 1989 of Firstar)
       4.5     Indenture dated as of August 23, 1995 between Firstar
               Corporation and Chemical Bank, as Trustee, relating to 7.15%
               Subordinated Notes Due September 1, 2000 (incorporated by
               reference to Exhibit 4(a) to Amendment No. 1 to Registration
               No. 33-61633 of Firstar)
       4.6     Credit Agreement dated as of April 22, 1996 between Firstar
               Corporation and First National Bank of Chicago, as agent
       4.9     Form of Amended and Restated Depository Agreement among
               Firstar Corporation, Firstar Trust Company as depository,
               and the holders from time-to-time of Depository Receipts
               issued thereunder and the Form of Depository Receipt
               (incorporated by reference to Exhibit 4(g) of Amendment No.
               1 to Registration No. 33-57245 of Firstar)
       4.10    Series A Capital Securities Guarantee Agreement dated as of
               December 23, 1996 between Firstar Corporation and The Chase
               Manhattan Bank, as Guarantee Trustee
       4.11    Indenture dated as of December 23, 1996 between Firstar
               Corporation and The Chase Manhattan Bank, as Debenture
               Trustee, relating to 8.32% Series A Junior Subordinated
               Deferrable Interest Debentures due December 15, 2026
      10.3     Directors' Deferred Compensation Plan, as amended
               (incorporated by reference to Exhibit 10.3 of the Annual
               Report Form 10-K of Firstar for the year ended December 31,
               1988)
      10.4*    Key Executive Employment and Severance Agreement, as amended
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of Firstar for the quarter ended September 30, 1993)
      10.5     First Colonial Bankshares Corporation 1988 Stock Option
               Plan, as amended, assumed by Firstar (incorporated by
               reference to Exhibits 4.1 to 4.10 of Registration No.
               33-57521 of Firstar)
      10.6     Investors Bank Corp. Stock Option Plan as amended assumed by
               Firstar (incorporated by reference to Exhibits 4.1 and 4.2 of Registration No. 33-58915 of Firstar)
      10.7*    1988 Incentive Stock Plan, as amended (incorporated by
               reference to Exhibit A of the Notice of the 1994 Annual
               Meeting and Proxy Statement of Firstar)
      10.8*    Annual Executive Incentive Plan, as amended (incorporated by reference to Exhibit B of the Notice of the 1994 Annual
               Meeting and Proxy Statement of Firstar)
      10.10    Form of Indemnity Agreement between Firstar Corporation and its directors (incorporated by reference to Exhibit 10 of
               the Quarterly Report on Form 10-Q of Firstar for the quarter ended September 30, 1988)
      21.      Subsidiaries of Firstar Corporation
      23.      Consent of Independent Auditors
      24.      Powers of Attorney
      27.      Financial Data Schedule

------------
* Executive Compensation Plans

     A copy of the exhibits listed herein can be obtained by writing to Mr. Jeffrey B. Weeden, Senior Vice President-Finance and Treasurer, Firstar Corporation, P.O. Box 532, Milwaukee, Wisconsin 53201.

(b) Firstar filed a Form 8-K dated December 17, 1996 which announced a $150 million common stock repurchase program and the issuance of $150 million in Trust Capital Securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTAR CORPORATION

                                          ROGER FITZSIMONDS
                                          --------------------------------------
                                          Roger L. Fitzsimonds
March 13, 1997                            Chairman and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ROGER FITZSIMONDS                                                               March 13, 1997
------------------------------------------------------
Roger L. Fitzsimonds
Chairman and Chief Executive Officer and director

JOHN A. BECKER                                                                  March 13, 1997
------------------------------------------------------
John A. Becker
President, Chief Operating Officer and director

JEFFREY B. WEEDEN                                                               March 13, 1997
------------------------------------------------------
Jeffrey B. Weeden
Senior Vice President-Finance and Treasurer
(principal finance and accounting officer)

                                   DIRECTORS

Michael E. Batten*
Robert C. Buchanan*
George M. Chester, Jr.*
Roger H. Derusha*
James L. Forbes*
Holmes Foster*
Jerry M. Hiegel*
Joe F. Hladky*
C. Paul Johnson
James H. Keyes*
Sheldon B. Lubar*
Daniel F. McKeithan, Jr.*
George W. Mead II*
Guy A. Osborn*
Judith D. Pyle*
Clifford V. Smith, Jr.*
William W. Wirtz*

*By               William J. Schulz                                          March 13, 1997
   --------------------------------------------------
                  William J. Schulz
                  Attorney-in-Fact