Form 10-Q
period 1997-03-31
FIRSTAR CORP /WI/
filed 1997-05-15
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 1997          COMMISSION FILE NUMBER 1-2981




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

As of April 30, 1997, 144,542,466 shares of common stock were outstanding.


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



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        March 31      December 31   March 31
(thousands of dollars)                                      1997          1996          1996
------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,082,339 $   1,449,094 $   1,179,828
Interest-bearing deposits with banks                          9,458         6,349         9,625
Federal funds sold and resale agreements                    192,073       192,965        80,827
Trading securities                                              994        13,489        10,067
Securities held to maturity (market value $2,264,757,
    $2,287,448 and $2,413,016 on March 31, 1997,
   December 31, 1996 and March 31, 1996)                  2,251,167     2,250,776     2,379,425
Securities available for sale                             1,942,234     1,966,590     2,036,551
Loans:
Commercial and industrial                                 3,491,449     3,366,016     3,217,744
Real estate                                               2,970,110     2,992,416     2,901,124
Other                                                     1,118,083       953,145       969,365
                                                        ------------  ------------  ------------
  Commercial loans                                        7,579,642     7,311,577     7,088,233

Credit card                                                 644,958       684,619       589,008
Real estate - mortgage                                    2,585,781     2,660,290     2,821,273
Home equity                                               1,120,622     1,121,580       937,677
Other                                                     1,415,970     1,417,468     1,382,095
                                                        ------------  ------------  ------------
  Consumer loans                                          5,767,331     5,883,957     5,730,053
                                                        ------------  ------------  ------------
     Total loans                                         13,346,973    13,195,534    12,818,286
     Reserve for loan losses                               (213,134)     (213,138)     (202,857)
                                                        ------------  ------------  ------------
        Loans - net                                      13,133,839    12,982,396    12,615,429

Bank premises and equipment                                 371,274       368,699       350,912
Customer acceptance liability                                 6,572        14,281        14,532
Other assets                                                548,368       522,781       446,106
                                                        ------------  ------------  ------------
     Total assets                                     $  19,538,318 $  19,767,420 $  19,123,302
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,595,873 $   3,880,610 $   3,122,457
    Interest-bearing demand                               1,551,807     1,687,885     1,506,358
    Money market accounts                                 2,758,497     2,744,751     2,499,122
    Savings passbook                                      1,504,410     1,518,033     1,643,233
    Certificates of deposit                               5,176,445     5,382,918     5,355,467
                                                        ------------  ------------  ------------
        Total deposits                                   14,587,032    15,214,197    14,126,637

Short-term borrowed funds                                 2,458,339     1,868,606     2,496,506
Long-term debt                                              697,688       697,194       733,204
Bank acceptances outstanding                                  6,572        14,281        14,532
Other liabilities                                           248,464       269,095       258,035
                                                        ------------  ------------  ------------
        Total liabilities                                17,998,095    18,063,373    17,628,914

Stockholders' equity:
  Preferred stock                                             8,129        11,344        14,414
  Common stock                                              181,102       188,532       188,532
    Issued: March 31, 1997, 144,881,896 shares
    Issued: December 31, 1996, 150,826,196 shares
    Issued: March 31, 1996, 150,826,196 shares
  Capital surplus                                                 0        51,145        46,999
  Retained earnings                                       1,352,149     1,437,891     1,310,468
  Treasury stock                                             (1,817)       (4,056)      (80,675)
    Held: March 31, 1997, 275,606 shares
    Held: December 31, 1996, 490,396 shares
    Held: March 31, 1996, 4,606,012 shares
   Restricted stock                                               0             0           (25)
   Unrealized gains on securities available for sale            660        19,191        14,675
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,540,223     1,704,047     1,494,388
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,538,318 $  19,767,420 $  19,123,302
                                                        ============  ============  ============


                                                                    -1-



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------
                                               Three Months Ended
                                                March 31
(thousands of dollars, except per share data)       1997       1996
--------------------------------------------- ----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  276,230 $  275,413
Securities                                        63,698     66,238
Interest-bearing deposits with banks                  86        148
Federal funds sold and resale agreements           1,541        649
Trading securities                                    69        131
                                               ---------- ----------
     Total interest revenue                      341,624    342,579

INTEREST EXPENSE
Deposits                                         114,115    114,766
Short-term borrowed funds                         28,294     30,544
Other debt                                        12,147     12,933
                                               ---------- ----------
     Total interest expense                      154,556    158,243
                                               ---------- ----------
NET INTEREST REVENUE                             187,068    184,336
Provision for loan losses                          9,718      9,209
                                               ---------- ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           177,350    175,127

OTHER OPERATING REVENUE
Trust and investment management fees              39,086     35,447
Service charges on deposit accounts               22,089     21,554
Credit card service revenue                       17,060     15,273
Mortgage Banking Revenue                           8,849     13,785
Data processing fees                               5,144      4,616
Securities gains                                   1,126         41
Other revenue                                     17,095     14,339
                                               ---------- ----------
     Total other operating revenue               110,449    105,055

OTHER OPERATING EXPENSE
Salaries                                          77,936     82,140
Employee benefits                                 18,527     19,377
Equipment expense                                 16,817     16,675
Net occupancy expense                             15,677     15,913
Restructuring expense                                  0     50,237
Other expense                                     49,665     43,580
                                               ---------- ----------
     Total other operating expense               178,622    227,922

INCOME BEFORE INCOME TAXES                       109,177     52,260
Applicable income taxes                           37,382     15,142
                                               ---------- ----------
NET INCOME                                    $   71,795 $   37,118
                                               ========== ==========
Net income applicable to common stock         $   71,654 $   36,866
                                               ========== ==========
PER COMMON SHARE
Net income                                    $.49       $.25
Dividends                                      .19        .17


                                                     -2-



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                     March 31
(thousands of dollars)                                                         1997            1996
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     71,795   $      37,118
   Adjustments:
      Provision for loan losses                                                  9,718           9,209
      Depreciation, amortization, and accretion                                 15,476          18,713
      Net decrease (increase) in trading securities                             12,495             (38)
      Net decrease (increase) in loans held for resale                          21,315          23,941
      Gains on sale of assets                                                   (1,379)           (254)
      (Increase) decrease in other assets                                      (31,149)         31,999
      Decrease in other liabilities                                            (19,427)        (18,325)
      Other, net                                                                 6,525             452
                                                                          -------------  --------------
            Net cash provided by operating activities                           85,369         102,815
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                     892          29,118
      Net increase in interest-bearing deposits with banks                      (3,109)         (4,158)
      Purchase of securities available for sale                               (144,079)       (157,508)
      Sale of securities available for sale                                      1,126          38,430
      Maturities of securities available for sale                              143,850         136,705
      Maturities of securities held to maturity                                 98,038         101,763
      Purchase of securities held to maturity                                 (106,636)        (57,036)
      Net (increase) decrease in loans                                        (174,144)         87,292
      Cash acquired in acquisitions                                                  0           4,901
      Proceeds from sale of foreclosed assets                                    2,687           1,395
      Purchase of bank premises and equipment                                  (17,500)         (9,590)
      Proceeds from sale of bank premises and equipment                            777              62
                                                                          -------------  --------------
            Net cash provided by (used in) investing activities               (198,098)        171,374
Cash Flows from Financing Activities:
      Net decrease in deposits                                               (627,165)       (429,093)
      Net increase in short-term borrowed funds                                589,733         133,347
      Issuance of long-term debt                                                   598               0
      Repayment of long-term debt                                                 (104)        (17,817)
      Common/treasury stock repurchases/retires                               (195,860)        (76,018)
      Common/treasury stock issued                                               7,448           9,982
      Cash dividends                                                           (28,676)        (25,508)
                                                                          -------------  --------------
            Net cash used in financing activities                             (254,026)       (405,107)
Net decrease in cash and due from banks                                       (366,755)       (130,918)
Cash and due from banks at beginning of period                               1,449,094       1,310,746
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,082,339   $   1,179,828
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    166,620   $     163,114
      Income taxes                                                               4,226          10,540

Transfer to foreclosed assets from loans                                  $      2,816   $       1,848


                                                                      -3-


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifi-cations used in the March 31, 1997 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December
   31, 1996.

   All shares and per share amounts have been adjusted to reflect the two-for-one common stock split completed in February, 1997.


2. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     March 31, 1997
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $        398 $          0 $          0 $        398
   Mortgage backed obligations of federal agencies    1,097,996       17,069      (10,172)   1,104,893
   State and political subdivisions                   1,144,489       11,740       (5,033)   1,151,196
   Corporate debt                                         8,284           20          (34)       8,270
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,251,167 $     28,829 $    (15,239)$  2,264,757
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,771,229 $     12,919 $    (11,981)$  1,772,167
   Mortgage backed obligations of federal agencies        8,347           93         (226)       8,214
   State and political subdivisions                       7,565           36          (25)       7,576
   Equity securities                                    112,537            0            0      112,537
   Money market mutual funds                             41,740            0            0       41,740
                                                     -----------  -----------  -----------  -----------
     Total                                         $  1,941,418 $     13,048 $    (12,232)$  1,942,234
                                                     ===========  ===========  ===========  ===========


3. Nonperforming Assets and Past Due Loans

                                                                   March 31    December 31  March 31
                                                                     1997         1996         1996
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     47,264 $     35,757 $     27,611
      Commercial - real estate                                        25,957       30,128       48,107
      Consumer                                                        18,622       19,193       16,682
                                                                  -----------  -----------  -----------
                                                                      91,843       85,078       92,400
   Renegotiated loans:
      Commercial                                                           0            0           39
      Commercial - real estate                                           274        1,028        1,336
                                                                  -----------  -----------  -----------
                                                                         274        1,028        1,375
   Foreclosed assets                                                   9,347        8,926        8,933
                                                                  -----------  -----------  -----------
        Total                                                   $    101,464 $     95,032 $    102,708
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .76        % .72        % .80        %
     Total assets                                                 .52          .48          .54


   Loans past due 90 days and still accruing
      Commercial                                                $     32,686 $     24,368 $     10,902
      Commercial - eeal estate                                        16,209       27,352       11,900
      Consumer                                                        22,854       22,938       23,769
                                                                  -----------  -----------  -----------
      Total                                                     $     71,749 $     74,658 $     46,571
                                                                  ===========  ===========  ===========

4. Reserve for Loan Losses

                                             Three Months Ended
                                         March 31
                                         -----------------------
                                           1997         1996
                                         ---------   -----------
   Balance - beginning of period       $  213,138 $     195,283
   Provision for loan losses                9,718         9,209
   Loan recoveries                          5,061         5,687
   Loan charge-offs                       (14,783)      (11,779)
   Reserves of acquired banks                   0         4,457
                                         ---------   -----------
   Balance - end of period             $  213,134 $     202,857
                                         =========   ===========

   Net charge-offs to average loans      .30      %  .19        %
   Reserve to period-end loans               1.60          1.58


5. Changes in Stockholders' Equity


                                                  Preferred     Common       Capital     Retained
                                                    Stock        Stock       Surplus     Earnings
                                                 -----------  -----------  -----------  -----------

   Balance at December 31, 1995                      15,344      188,532       53,235    1,298,858
   Net income                                             0            0            0       37,118
   Cash dividends:                                        0            0            0            0
     Pref.stock, series D ($8.75 per share                0            0            0         (256)
     Common stock ($.17 per share)                        0            0            0      (25,252)
   Converted 1,860 shares of preferred stock
      into 79,840 shares of common stock               (930)           0         (585)           0
   Issued 1,774,408 shares of common stock for
      bank acquisitions                                   0            0        4,920            0
   Issued 1,021,722 shares of common stock for
      employee benefit plans                              0            0      (10,548)           0
   Purchased 3,092,600 shares of treas. stock             0            0            0            0
   Fractional shares paid on exchanges                    0            0          (12)           0
   Unrealized gains on secur. avail. for sale             0            0            0            0
   Amortization/adjustment of restr. stock                0            0          (11)           0
                                                 -----------  -----------  -----------  -----------
   Balance at March 31, 1996                         14,414      188,532       46,999    1,310,468
                                                 ===========  ===========  ===========  ===========



                                                     Gain/    Restricted Treasury
                                                   (Loss)       Stock      Stock       Total
                                                   ---------  ---------  ---------  -----------

   Balance at December 31, 1995                      34,127       (442)   (64,834)   1,524,820
   Net income                                             0          0          0       37,118
   Cash dividends:                                        0          0          0            0
     Preferred stock, series D ($8.75 per share)          0          0          0         (256)
     Common stock ($.17 per share)                        0          0          0      (25,252)
   Converted 1,860 shares of preferred stock
      into 79,840 shares of common stock                  0          0      1,515            0
   Issued 1,774,408 shares of common stock for
      bank acquisitions                                   0          0     31,106       36,026
   Issued 1,021,722 shares of common stock for
      employee benefit plans                              0          0     20,541        9,993
   Purchased 3,092,600 shares of treasury stock           0          0    (68,691)     (68,691)
   Fractional shares paid on exchanges                    0          0          0          (12)
   Unrealized gains on secur. avail. for sale       (19,438)         0          0      (19,438)
   Amortization/adjustment of restricted stock          (14)       417       (312)          80
                                                   ---------  ---------  ---------  -----------
   Balance at March 31, 1996                         14,675        (25)   (80,675)   1,494,388
                                                   =========  =========  =========  ===========



                                                     Preferred     Common         Capital     Retained
                                                       Stock        Stock         Surplus     Earnings
                                                    ___________    _________     _________   __________
   Balance at December 31, 1996                          11,344      188,532       51,145    1,437,891
   Net income                                                 0            0            0       71,795
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($8.75 per share)              0            0            0         (142)
     Common stock ($.19 per share)                            0            0            0      (28,534)
   Converted 6,430 shares of preferred stock                  0            0            0            0
      into 275,974 shares of common stock                (3,215)           0         (518)        (592)
   Issued 648,816 shares of common stock for                  0            0            0            0
      employee benefit plans                                  0            0       (5,184)      (5,659)
   Retired 5,944,300 shares of common stock                   0       (7,430)     (45,443)    (122,610)
   Purchased 648,816 shares of treasury stock                 0            0            0            0
   Unrealized gains on securities available for sale          0            0            0            0
                                                     -----------  -----------  -----------  -----------
   Balance at March 31, 1997                              8,129      181,102            0    1,352,149
                                                     ===========  ===========  ===========  ===========



                                                        Gain/       Restricted  Treasury
                                                        Loss          Stock       Stock    Total
                                                      _________     __________  ________  ________
   Balance at December 31, 1996                          19,191          0     (4,056)   1,704,047
   Net income                                                 0          0          0       71,795
   Cash dividends:                                            0          0          0            0
     Preferred stock, series D ($8.75 per share)              0          0          0         (142)
     Common stock ($.19 per share)                            0          0          0      (28,534)
   Converted 6,430 shares of preferred stock                  0          0          0            0
      into 275,974 shares of common stock                     0          0      4,325            0
   Issued 648,816 shares of common stock for                  0          0          0            0
      employee benefit plans                                  0          0     18,291        7,448
   Retired 5,944,300 shares of common stock                   0          0    (12,941)    (188,424)
   Purchased 648,816 shares of treasury stock                 0          0     (7,436)      (7,436)
   Unrealized gains on securities available for sale    (18,531)         0          0      (18,531)
                                                       ---------  ---------  ---------  -----------
   Balance at March 31, 1997                                660          0     (1,817)   1,540,223
                                                       =========  =========  =========  ===========





FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
----------------------------  -----------------------
6. Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk.

                                                                  March 31, 1997
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-96                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------
          (millions)
   Interest rate swaps
     Receive fixed rate
       Index amortizing     $      107 $       91          5.07 %       5.58 %     .7 yr  $      (0.07)
       Other                        27          7          6.26         5.44      1.4       ----
   Receive variable                 62         28          5.57         7.88       .8            (0.04)

   Interest rate floors*           591        591          4.89                   2.5             0.07
                              ---------  ---------                                          -----------
                            $      787 $      717                                 2.2     $      (0.04)
                              =========  =========                                          ===========


   *Interest rate floors provide for the receipt of payments when the index interest rate is below or above the predetermined interest rate.



<\TABLE.



7. New Accounting Rules

   The Financial Accounting Standards Board issued Statement No. 128,
   "Earnings per Share". The statement will be effective with the preparation of the year-end 1997 financial statements. The statement will require the presentation of basic and diluted earnings per share. Firstar's current calculation of its earnings per share will be equivalent to the basic EPS of SFAS No. 128. The calculation of diluted EPS will not be materially different from the basic EPS.


                                       -7-


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Forward Looking Information
  The following discussion  includes foreward looking statements concerning
Firstar's business results that are based on estimates. Actual results could differ materially due to factors such as changes in economic conditions, compression of net interest revenue due to unanticipated declines in net interest margins and oustanding loan balances, unanticipated delays in cost reduction and revenue enhancements, and the ability to attract and retain qualified personnel. Therefore, there can be no assurances that actual results will correspond to these forward looking statements.

Financial Discussion
  Firstar Corporation's net income for the first quarter of 1997 was $71.8 million, or $.49 per common share, up from the $37.1 million, or $.25 per common share, for the same period last year. This represented a 96% increase in earnings per share. Return on common equity was 18.35% for the first quarter of the year, compared with 9.59% for the same period last year, while return on average assets was 1.52% compared to .79% during the first quarter of last year. was 1.52% compared to .79% during the first quarter of last year.

  In the first quarter of 1996, Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward, the corporate wide restructuring program. Excluding this charge from last year's results, operating earnings rose by 6.5% over the first quarter of 1996 from $.46 per share to $.49.

  Table 1 shows the components of net income and net interest margin.





Table 1.  Condensed income statements - taxable equivalent basis
                                                      Three Months Ended
                                                         March 31
                                                  ---------------------------------------
                                                      1997          1996        Change
                                                  ------------  ------------  -----------
                                                  (millions of dollars)
Interest revenue                                $       341.6 $       342.6 $       (1.0)
Taxable-equivalent adjustment                             8.5           8.6         (0.1)
                                                  ------------  ------------  -----------
  Interest revenue - taxable-equivalent                 350.1         351.2         (1.1)
Interest  expense                                       154.6         158.2         (3.6)
                                                  ------------  ------------  -----------
  Net  interest  revenue - taxable-equivalent           195.5         193.0          2.5
Provision for loan losses                                 9.7           9.2          0.5
Other operating revenue                                 110.5         105.0          5.5
Other operating expense                                 178.6         227.9        (49.3)
                                                  ------------  ------------  -----------
  Income before income taxes                            117.7          60.9         56.8
Provision for income taxes                               37.4          15.2         22.2
Taxable-equivalent adjustment                             8.5           8.6         (0.1)
                                                  ------------  ------------  -----------
Net income                                      $        71.8 $        37.1 $       34.7
                                                  ============  ============  ===========

Yield on earning assets                                  8.09 %        8.17 %      (0.08)%
Cost of interest-bearing liabilities                     4.46          4.51        (0.05)
                                                  ------------  ------------  -----------
Interest spread                                          3.63          3.66        (0.03)
Impact of interest-free funds                            0.88          0.82         0.06
                                                  ------------  ------------  -----------
  Net interest margin                                    4.51 %        4.48 %       0.03 %
                                                  ============  ============  ===========


  Net interest revenue during the first quarter of 1997, on a taxable equivalent basis, was $195.5 million, a $2.5 million, or 1.3%, increase from the level experienced in the same period last year. The net interest margin was 4.51% during the first quarter compared to 4.48% a year earlier. The increase in net interest revenue was primarily attributable to the 1.3% increase in average earning asset balances.

                            -8-

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis declined by .3% to $350.1 million during the first quarter of 1997 compared to the same period last year. This resulted from a reduction of the interest rate earned on earning assets from 8.17% to 8.09% in the first quarter of 1997. This effect was partially offset by the increase in average earning assets. Securities revenue declined by $2.7 million due primarily to lower balance levels. Loan revenue rose by $845 thousand due to higher average balances partially offset by lower interest rates.

  Total interest expense was $154.6 million during the first quarter of 1997, a decrease of $3.7 million, or 2.3%, from the same period last year. Interest rates on liabilities decreased from 4.51% in 1996 to 4.46% in 1997. Interest expense on total deposits decreased $651 thousand, or.6%, in the first quarter of 1997 compared to the same period last year due to lower rates paid on deposits partially offset by the higher deposit levels. Interest expense on borrowed funds declined by $3.0 million due to both lower average balances and reduced interest rates.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $523 thousand and net interest margin by .01% during the first quarter of 1997. This compares to a decrease in net interest revenue of $410 thousand and a decrease in net interest margin of .01% during the same period in 1996.




Table 2.  Analysis of interest revenue and expense

                                                                Three Months Ended March 31
                                              ----------------------------------------------------------------------
                                                    Interest                 Total         Due to
                                              -------------------------                 ----------------------------
                                                  1997         1996         Change         Volume          Rate
                                              ------------  -----------  -------------  -------------  -------------
                                                                       (thousands of dollars)
Interest-bearing deposits
  with banks                                $          86 $        148 $          (62)$          (49)$          (13)
Federal funds sold and
  resale agreements                                 1,541          649            892            916            (24)
Trading securities                                     71          145            (74)           (95)            21
Securities                                         70,478       73,215         (2,737)        (3,822)         1,085
Commercial loans                                  151,707      150,890            817          7,743         (6,926)
Consumer loans                                    126,215      126,187             28            488           (460)
                                              ------------  -----------  -------------
  Total loans                                     277,922      277,077            845          8,352         (7,507)
                                              ------------  -----------  -------------
  Total interest revenue                          350,098      351,234         (1,136)         4,449         (5,585)

Interest-bearing demand                             5,734        5,418            316            126            190
Money market accounts                              27,596       24,109          3,487          3,040            447
Savings passbook                                    8,949       10,487         (1,538)          (806)          (732)
Certificates of deposit                            71,836       74,752         (2,916)        (1,170)        (1,746)
                                              ------------  -----------  -------------
  Total deposits                                  114,115      114,766           (651)         1,027         (1,678)
Short-term borrowed funds                          28,294       30,544         (2,250)        (1,239)        (1,011)
Long-term debt                                     12,147       12,933           (786)           133           (919)
                                              ------------  -----------  -------------
  Total interest expense                          154,556      158,243         (3,687)          (425)        (3,262)
                                              ------------  -----------  -------------
  Net interest revenue                      $     195,542 $    192,991 $        2,551          2,449            102
                                              ============  ===========  =============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%. The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

                                      -9-


  The objective of Firstar's asset/ liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset-liability forecast shows that consolidated net interest revenue is expected to remain stable under the most
likely rate scenario as compared   to current rates.  This rate scenario
assumes an average prime rate of 8.73% compared with the current prime rate of 8.50%.



  The provision for loan losses of $9.7 million was $509 thousand higher than
last year.  Net charge-offs for the   first quarter of 1997 were at a level of
 .30% of average outstanding loans compared to .19% a year earlier. The reserve for loan losses represented 1.60% of total loans at March 31, 1997, up from 1.58% a year earlier.

  Consumer loan losses have shown increases over the past year with the charge -off rate rising from .41% of loans in the first quarter of 1996 to .71% in the current quarter. Consumer delinquency and bankruptcies have increased over the past several quarters. Increased consumer charge-offs have been the result of this trend. Credit card losses represented 3.44% of average credit card outstandings during the first quarter of 1997. This compares to 3.20% a year ago and a high of 5.11% in the fourth quarter of 1996. Firstar expects credit card charge-offs to remain in the 3.25% to 4.25% range for the remainder of 1997. Commercial loan net recoveries were realized in the first quarter of 1997. Table 3 shows information on loan charge-offs.


 Nonperforming assets were $101.5 million at March 31, 1997 which amounted to .76% of total loans and foreclosed assets. This was a $6.4 million increase from the prior quarter and a  decrease of $1.2 million from a year earlier.






Table 3. Net loan charge-offs

                                                      Quarter ended
                                           -----------------------------------------------------------------------
                                             3-31-97      12-31-96        9-30-96        6-30-96        3-31-96
                                           -----------  -------------  -------------  -------------   ------------
                                                                     (thousands of dollars)
Credit card                              $      5,556 $        8,304 $        6,162 $        5,674  $       4,746
Other consumer                                  4,497          2,314          1,800          2,722          1,072
                                           -----------  -------------  -------------  -------------   ------------
  Total consumer                               10,053         10,618          7,962          8,396          5,818
Commercial                                       (333)         4,438            986            266            274
                                           -----------  -------------  -------------  -------------   ------------
  Total net charge-offs                  $      9,720 $       15,056 $        8,948 $        8,662  $       6,092
                                           ===========  =============  =============  =============   ============

Net charge-offs as a % of:
Credit card                                      3.44 %         5.11 %         3.94 %         3.81 %         3.20 %
Other consumer                                   0.36           0.17           0.14           0.22           0.08
  Total consumer                                 0.71           0.72           0.55           0.60           0.41
Commercial                                      (0.02)          0.24           0.05           0.02           0.02
  Total loans                                    0.30           0.46           0.27           0.27           0.19


                                     -10-

  Other operating revenue, excluding securities gain and losses, increased by 4.1% to a level of $109.3 million in the first quarter of 1997 compared to the same period last year. Table 4 shows the composition of other operating revenue.




Table 4.  Other operating revenue
                                                        Three Months Ended
                                                            March 31
                                                  ---------------------------------------
                                                      1997          1996        Change
                                                  ------------  ------------  -----------
                                                  (thousands of dollars)
Trust and investment management fees            $      39,086 $      35,447         10.3 %
Service charges on deposit accounts                    22,089        21,554          2.5
Credit card service revenue                            17,060        15,273         11.7
Mortgage loan servicing                                 3,368         6,686        (49.6)
Mortgage loan origination                               5,481         7,099        (22.8)
Data processing fees                                    5,144         4,616         11.4
Insurance revenue                                       2,284         2,399         (4.8)
Brokerage revenue                                       3,344         3,463         (3.4)
International fees                                      1,449         1,355          6.9
Foreign exchange gains                                    666           675         (1.3)
ATM fees                                                1,156         1,190         (2.9)
Safe deposit fees                                       1,391         1,096         26.9
Trading securities gains                                  517           491          5.3
Other                                                   6,288         3,670         71.3
                                                  ------------  ------------
  Subotal                                             109,323       105,014          4.1
Securities (losses) gains                               1,126            41
  Total                                           ------------  ------------
                                                $     110,449 $     105,055          5.1 %
                                                  ============  ============



  Other operating revenue represents 36.1% of total taxable equivalent revenue for the first quarter of 1997 compared to 35.2% for the same period one year ago.

  Trust and investment management fees are the single largest source of fee revenue, contributing $39.1 million, or 36%, of other operating revenue. This level represents a 10.3% growth in revenue during the first quarter of 1997 compared to the same period last year. Trust and investment assets under management were $21.9 billion on March 31, 1997, a 16.2% increase from the year earlier level due to both the result of general market appreciation and additional net new business. Additionally, assets held in custody accounts rose by 19.0% to a level of $72.8 billion due in part to increased mutual fund services business. The increased volatility of equity markets and interest rates experienced during the first quarter may have a negative effect on trust and investment management fees in the coming months.

  Revenue from service charges on deposit accounts at $22.1 million for the first quarter of 1997 was 2.5% higher than last year.


  Credit card service revenues are the third largest source of fee revenue, totaling $17.1 million during the first quarter of 1997. This level represented an 11.7% increase over the same period last year. The introduction of new credit card products, increased merchant fee revenue and the repricing of service charges have all contributed to this revenue growth.


  Revenue from mortgage loan origination activities decreased 22.8% from the year earlier level. Mortgage interest rates have increased since the first quarter of last year and origination volumes have declined. Mortgage loan servicing revenues declined by 49.6% from the year earlier level due to the gain on the sale of servicing rights in the first quarter of last year and the resulting lower level of serviced loans.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $22.2 million, an increase of 17.3% over the same period of 1996. This year's revenue included $1.6 million of nonrecurring items.

  Other operating expense declined to a level of $178.6 million for the first
quarter of 1997.   Excluding the restructuring charges , expenses increased by less than 1%. Personnel costs decreased by 5.0% to a level of $96.5 million. Nonpersonnel expense , excluding the one-time charges, increased by 7.9%. The detail of other operating expense is shown in Table 5.

  Full-time equivalent personnel headcount was 8,038 on March 31, 1997, down from 8,512 one year earilier. Staff reductions have occurred under the corporate wide restructuring program currently being implemented. Approximately 220 FTEs have been added during this period as a result of a bank acquisition. This net staff reduction is seen in the lowered salary and fringe benefits expense levels between the two periods.

  Net occupancy declined by 1.5% from the first quarter of last year reflecting in part a gain realized on a sublease of a bank office in 1997. Equipment expense is essentially level with last year. Business development expense rose by 34.4% from a somewhat unrepresentative lower level last year and as a result of increased focus on customer development activities this year. Professional fees increased 43.5% due to some one-time costs, increased use of outside consultants as operation areas are integrated, and higher collection expense in consumer credit. Amortization of intangibles increased by 28.6% due to the addition of new intangibles from a bank acquisition completed during 1996.

  During the first quarter of 1996, Firstar recorded a $50.2 million charge in connection with Firstar Forward, the corporate wide restructuring program which was announced in January 1996. This program is expected to add $140 million to annualized pre-tax earnings when fully implemented by mid-1997. As of March 31, 1997, Firstar had implemented 81% of its cost savings ideas and 62% of its revenue enhancement ideas. The 1996 charge included severence accruals of $24.0 million associated with staff reductions of approximately 1,500 people, fixed asset writedowns of $3.9 million, and other project costs of $22.3 million. There are approximately $4 million of remaining cash payments to be made as of March 31, 1997.

  The efficiency ratio, which is the ratio of expense to revenue, was 58.6% in the first quarter of 1997 compared to 59.6% a year earlier. Firstar anticipates reaching a 55% efficiency ratio by the end of 1997.





Table 5.  Other operating expense
                                                       Three Months Ended
                                                            March 31
                                                  ---------------------------------------
                                                      1997          1996        Change
                                                  ------------  ------------  -----------
                                                  (thousands of dollars)
Salaries                                        $      77,936 $      82,140         (5.1)%
Employee benefits                                      18,527        19,377         (4.4)
                                                  ------------  ------------
  Total personnel expense                              96,463       101,517         (5.0)

Net occupancy expense                                  15,677        15,913         (1.5)
Equipment expense                                      16,817        16,675          0.9
Business development                                    7,235         5,384         34.4
F.D.I.C. insurance                                        649         1,097        (40.8)
Stationery and supplies                                 5,773         5,965         (3.2)
Delivery                                                5,041         5,200         (3.1)
Professional fees                                       6,538         4,555         43.5
Information processing expense                          4,903         4,547          7.8
Amortization of intangibles                             4,658         3,622         28.6
Employee education/recruiting                           1,957         1,553         26.0
Federal Reserve processing fees                         1,679         1,255         33.8
Commissions and service fees                            1,151         1,324        (13.1)
Wire communication                                      2,550         1,983         28.6
Processing and other losses                             1,402         1,804        (22.3)
Credit card assessment fees                             1,816         1,522         19.3
Net foreclosed assets expense(income)                     (75)          108
Published information                                     831           643         29.2
Insurance                                                 153           407        (62.4)
Other                                                   3,404         2,611         30.4
                                                  ------------  ------------
  Total nonpersonnel expense                           82,159        76,168          7.9
Restructuring charges                                       0        50,237
SAIF assessment                                             0             0
                                                  ------------  ------------
  Total other operating expense                 $     178,622 $     227,922        (21.6)%
                                                  ============  ============



   Income tax expense was $37.1 million in the first quarter of 1997 compared to $15.1 million in the same period of last year. The effective tax rate was 34.2% in 1997 compared to 29.0% in 1996. The lower 1996 tax rate was affected by the restructuring charge which changed the relative proportions of tax-exempt income and taxable income.

  Total assets on March 31, 1997 were $19.5 billion, down $229 million from December 31, 1996 and up $415 million from a year earlier. Earning assets totaled $17.7 billion, up $117 million from year end. Earning assets have increased $408 million, or 2.4% from a year earlier.

  Average loans totaled $13.1 billion during the first quarter of 1997, an increase of $390 million , or 3.1% from a year earlier. A bank acquisition which occurred in the third quarter of last year added approximately $625 million of loans. Exclusive of this acquisition related impact, average loans declind by 1.9% from a year ago.

  Commercial loans averaged $7.4 billion during the first quarter of 1997, an increase of $367 million, or 5.3% from a year earlier. Excluding loans acquired through the bank acquisition, commercial loans declined by 1.9% from last year. This trend has, however, reversed during the first quarter of 1997 where a 1% growth over the fourth quarter of 1996 was achieved. While this loan growth is encouraging, competitive pressures are leading to narrower interest spreads in 1997 for commercial lending.

  Consumer loans, excluding residential mortgages, averaged $3.2 billion, an increase of $256 million, or 8.7% over the first quarter of 1996. Excluding loans from the bank acquisition, consumer lending increased by 5.5%. Good growth has occured in home equity loans and credit card loans, up 13.8% and 9.7% respectively, excluding acquisition impacts.

  Residential mortgage loans, exclusive of loans acquired through bank acquisition and loans held for sale sale, declined by 9.8% on average from the first quarter of 1996. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Firstar's strategy is to originate and sell mortgages into the secondary market thereby reducing the amount of mortgages held on the balance sheet.

  Total securities, including both those designated as available for sale and those held to maturity averaged $4.2 billion during the first quarter of 1997 compared with $4.4 billion a year earlier. Similar to portfolio mortgages, Firstar intends to reduce the size of its investment portfolio through normal run-off and redeploying the proceeds to loans or reduce short-term borrowed funds.

  Funding  sources, consisting of deposits and borrowed funds, averaged $17.3
billion during the first quarter of 1997.   Total deposits averaged $14.4
billion, a decrease of 1.9% from a year ago excluding the bank acquisition impact. Increased competition for consumer deposits and heightened consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.

  Borrowed funds averaged $2.9 billion during the first quarter of 1997, a decrease of $137 million from a year earlier. Short-term borrowed funds were reduced by $97 million and long term debt was lowered by $40 million. In December 1996 Firstar issued through Firstar Capital Trust I, $150 million of Trust Capital Securities. These securities qualify as Tier 1 capital and are mandatorily redeemable in 30 years. These securities are included in long term debt at March 31, 1997. This is a change from the presentation in Firstar's 1996 Form 10- K wherein these securities were classified as a minority interest .

  Stockholders' equity totaled $1.540 billion at the end of the first quarter, a decrease of $164 million from year end 1996. Firstar has repurchased 5,944,000 shares of its common stock during the first quarter of this year. under its previously announced stock buyback plan which authorized up to 12 million shares for repurchase.

  Firstar's capital management plan strives to match longer term capital needs with maintaining sound capital levels. It is Firstar's policy to manage tier 1 leverage to the top quartile level of its peer group which was 8.15% at the end on 1996. Firstar also seeks to provide to its shareholders a total return consistent with the best performing companies.

  The board of directors increased the quarterly dividend to common stockholders of $.21 per share from the previous rate of $.19. The dividend is payable May 15 to shareholders of record on April 28. The board also declared a quarterly dividend of $8.75 per Series D preferred share payable June 30 to stockholders of record on June 15.






Table 7.  Capital components and ratios
                                                                           March 31       December 31    March 31
                                                                           1997           1996           1996
                                                                           -------------  -------------  -------------
                                                                           (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                   $    1,540,222 $    1,704,047 $    1,494,388
  Trust capital securities                                                      150,000        150,000              0
  Unrealized (gains) losses on securities available for sale                       (661)       (19,191)       (14,675)
  Minority interest in subsidiaries                                               2,469          2,384          2,198
  Less disallowed intangibles                                                  (197,198)      (200,540)      (118,159)
                                                                           -------------  -------------  -------------
    Total Tier I capital                                                      1,494,832      1,636,700      1,363,752

Allowable reserve for loan losses                                               177,033        175,725        167,836
Allowable long-term debt                                                         75,668         75,668        111,336
                                                                           -------------  -------------  -------------
    Total Tier II capital                                                       252,701        251,393        279,172
                                                                           -------------  -------------  -------------
    Total capital                                                        $    1,747,533 $    1,888,093 $    1,642,924
                                                                           =============  =============  =============

Risk-adjusted assets                                                     $   14,126,511 $   14,020,587 $   13,391,890

Tier I capital to risk-adjusted assets                                            10.58 %        11.67 %        10.18 %
Total capital to risk-adjusted assets                                             12.37          13.47          12.27
Tier I leverage ratio                                                              7.87           8.55           7.26



                                    -14-

FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
-----------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended
                                         March 31
                                         ----------------------
                                             1997       1996
                                         ----------------------
Earnings and Dividends
Net income                               $   71,795 $   37,118
Per common share:
  Net income                                   0.49       0.25
  Dividends                                    0.19       0.17
  Stockholders' equity                        10.59      10.12

Performance Ratios
Return on average assets                       1.52 %     0.79 %
Return on average common equity               18.35       9.59
Dividend payout ratio                         38.78      36.96
Equity to assets                               7.88       7.81
Net loan charge-offs as a percentage
  of average loans                             0.30       0.19
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                       0.76       0.80
Net interest margin                            4.51       4.48
Efficiency ratio*                             58.59      59.62 *
Fee revenue as a percentage
  of average assets                            2.31       2.23

Statistical Data
Full-time equivalent staff (at quarter end)   8,038      8,512
Average common shares
  outstanding (000's)                       146,701    147,596
Actual common shares
  outstanding (000's at quarter end)        144,606    146,220

Stock Price Information
High                                     $   32.625 $   22.938
Low                                          25.563     18.313
Close                                        27.500     22.375






*Excludes nonrecurring items.




                                  -15-




FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended March 31
                                ------------------------------------------------------------------------
                                                  1997                                  1996
                                ------------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $      7,298 $        86      4.78 %  $     11,390 $       148   5.23 %
Federal funds sold and
 resale agreements                   117,137       1,541      5.34          47,586         649   5.49
Trading securities                     4,231          71      6.81          10,070         145   5.79
Securities:
  Taxable                          3,068,710      50,009      6.57       3,305,879      52,433   6.36
  Nontaxable                       1,145,757      20,469      7.15       1,137,883      20,782   7.31
                                  -----------  ----------               -----------  ----------
 Total securities                  4,214,467      70,478      6.73       4,443,762      73,215   6.60
Loans:
  Commercial                       7,356,445     151,707      8.36       6,988,904     150,890   8.68
  Consumer                         5,782,792     126,215      8.80       5,760,457     126,187   8.79
                                  -----------  ----------               -----------  ----------
  Total loans                     13,139,237     277,922      8.56      12,749,361     277,077   8.73
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,482,370     350,098      8.09      17,262,169     351,234   8.17
Reserve for loan losses             (212,469)                             (199,373)
Cash and due from banks            1,029,563                             1,036,561
Other assets                         904,402                               818,078
                                  -----------                           -----------
  Total assets                  $ 19,203,866                          $ 18,917,435
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,589,960 $     5,734      1.46 %  $  1,556,357 $     5,418   1.40 %
Money market accounts              2,744,691      27,596      4.08       2,443,300      24,109   3.97
Savings passbook                   1,508,525       8,949      2.41       1,639,475      10,487   2.57
Certificates of deposit            5,271,576      71,836      5.53       5,376,477      74,752   5.59
Short-term borrowed funds          2,242,899      28,294      5.12       2,339,607      30,544   5.25
Other debt                           697,126      12,147      6.97         737,533      12,933   7.02
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,054,777     154,556      4.46      14,092,749     158,243   4.51
Demand deposits                    3,263,554                             2,998,780
Other liabilities                    293,779                               265,784
Stockholders' equity               1,591,756                             1,560,122
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,203,866                          $ 18,917,435
                                  ===========                           ===========
Net interest
  revenue/margin                             $   195,542      4.51 %               $   192,991   4.48 %
                                               ==========                            ==========


:


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



May 14, 1997

                                   -17-