Form 10-Q
period 1997-06-30
FIRSTAR CORP /WI/
filed 1997-08-14
CIK 37076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 1-2981




FIRSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                                    39-0711710
      (State of Incorporation)                     (I.R.S. EMPLOYER
                                                   Identification No.)




777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

Telephone Number (414) 765-4321







The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the precedeing 12 months and (2) has been subject to such filing requirements for the past 90 days.


As of July 31, 1997, 144,596,811 shares of common stock were outstanding.

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


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        June 30       December 31   June 30
(thousands of dollars)                                      1997          1996          1996
------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,317,063 $   1,449,094 $   1,066,838
Interest-bearing deposits with banks                         26,496         6,349        10,402
Federal funds sold and resale agreements                    224,006       192,965        89,879
Trading securities                                            1,763        13,489         9,347
Securities held to maturity (market value $2,382,206,
    $2,287,448 and $2,313,276 on June 30, 1997,
   December 31, 1996 and June 30, 1996)                   2,346,013     2,250,776     2,303,223
Securities available for sale                             1,782,225     1,966,590     2,013,629
Loans:
Commercial and industrial                                 3,539,141     3,366,016     3,245,776
Real estate                                               2,956,591     2,992,416     2,854,273
Other                                                     1,157,169       953,145       873,139
                                                        ------------  ------------  ------------
  Commercial loans                                        7,652,901     7,311,577     6,973,188

Credit card                                                 652,010       684,619       611,950
Real estate - mortgage                                    2,562,158     2,660,290     2,695,426
Home equity                                               1,169,210     1,121,580       988,537
Other                                                     1,444,178     1,417,468     1,386,623
                                                        ------------  ------------  ------------
  Consumer loans                                          5,827,556     5,883,957     5,682,536
                                                        ------------  ------------  ------------
     Total loans                                         13,480,457    13,195,534    12,655,724
     Reserve for loan losses                               (213,763)     (213,138)     (205,041)
                                                        ------------  ------------  ------------
        Loans - net                                      13,266,694    12,982,396    12,450,683

Bank premises and equipment                                 363,817       368,699       350,548
Customer acceptance liability                                10,487        14,281        19,583
Other assets                                                567,121       522,781       498,248
                                                        ------------  ------------  ------------
     Total assets                                     $  19,905,685 $  19,767,420 $  18,812,380
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,730,430 $   3,880,610 $   3,120,027
    Interest-bearing demand                               1,590,408     1,687,885     1,513,355
    Money market accounts                                 2,713,187     2,744,751     2,470,748
    Savings passbook                                      1,449,381     1,518,033     1,598,782
    Certificates of deposit                               5,140,330     5,382,918     5,333,198
                                                        ------------  ------------  ------------
        Total deposits                                   14,623,736    15,214,197    14,036,110

Short-term borrowed funds                                 2,794,858     1,868,606     2,503,259
Long-term debt                                              627,935       697,194       589,074
Bank acceptances outstanding                                 10,487        14,281        19,583
Other liabilities                                           258,237       269,095       248,577
                                                        ------------  ------------  ------------
        Total liabilities                                18,315,253    18,063,373    17,396,603

Stockholders' equity:
  Preferred stock                                             7,454        11,344        12,359
  Common stock                                              181,027       188,532       188,532
    Issued: June 30, 1997, 144,881,896 shares
    Issued: December 31, 1996, 150,826,196 shares
    Issued: June 30, 1996, 150,826,196 shares
  Capital surplus                                          (280,296)       51,145        47,741
  Retained earnings                                       1,675,642     1,437,891     1,352,501
  Treasury stock                                             (6,059)       (4,056)     (187,890)
    Held: June 30, 1997, 275,606 shares
    Held: December 31, 1996, 490,396 shares
    Held: June 30, 1996, 8,502,214 shares
   Restricted stock                                               0             0           (17)
   Unrealized gains on securities available for sale         12,664        19,191         2,551
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,590,432     1,704,047     1,415,777
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,905,685 $  19,767,420 $  18,812,380
                                                        ============  ============  ============


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------
                                               Three Months Ended          Six Months Ended
                                                June 30                       June 30
(thousands of dollars, except per share data)       1997        1996       1997        1996
--------------------------------------------- -----------------------  -----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  283,831 $   272,842   $  560,061 $   548,255
Securities                                        64,195      66,722      127,849     132,955
Interest-bearing deposits with banks                 329         109          415         257
Federal funds sold and resale agreements           2,149       1,049        3,690       1,698
Trading securities                                    28         110           97         241
                                               ----------  ----------   ----------  ----------
     Total interest revenue                      350,532     340,832      692,112     683,406

INTEREST EXPENSE
Deposits                                         117,190     113,741      231,305     228,507
Short-term borrowed funds                         34,664      31,914       62,958      62,458
Other debt                                        12,067      10,981       24,214      23,914
                                               ----------  ----------   ----------  ----------
     Total interest expense                      163,921     156,636      318,477     314,879
                                               ----------  ----------   ----------  ----------
NET INTEREST REVENUE                             186,611     184,196      373,635     368,527
Provision for loan losses                          9,532      10,846       19,250      20,055
                                               ----------  ----------   ----------  ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           177,079     173,350      354,385     348,472

OTHER OPERATING REVENUE
Trust and investment management fees              42,009      36,131       81,095      71,578
Service charges on deposit accounts               21,102      21,863       43,191      43,417
Credit card service revenue                       18,202      17,441       35,262      32,714
Mortgage Banking Revenue                          10,204      10,279       19,053      24,064
Data processing fees                               4,791       4,548        9,935       9,164
Securities gains                                       0           1        1,126          42
Other revenue                                     17,070      15,960       34,165      30,299
                                               ----------  ----------   ----------  ----------
     Total other operating revenue               113,378     106,223      223,827     211,278

OTHER OPERATING EXPENSE
Salaries                                          84,306      76,534      162,242     158,674
Employee benefits                                 16,370      19,372       34,897      38,749
Equipment expense                                 15,940      14,930       32,757      31,605
Net occupancy expense                             15,829      14,661       31,506      30,574
Restructuring expense                                  0           0            0      50,237
Other expense                                     47,657      44,033       97,322      87,613
                                               ----------  ----------   ----------  ----------
     Total other operating expense               180,102     169,530      358,724     397,452

INCOME BEFORE INCOME TAXES                       110,355     110,043      219,488     162,298
Applicable income taxes                           37,647      39,880       74,985      55,017
                                               ----------  ----------   ----------  ----------
NET INCOME                                    $   72,708 $    70,163   $  144,503 $   107,281
                                               ==========  ==========   ==========  ==========
Net income applicable to common stock         $   72,577 $    69,947   $  144,231 $   106,813
                                               ==========  ==========   ==========  ==========
PER COMMON SHARE
Net income                                    $     0.50 $      0.48   $     0.99 $      0.73
Dividends                                           0.21        0.19         0.40        0.36


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended
                                                                                     June 30
(thousands of dollars)                                                         1997            1996
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    144,503   $     107,281
   Adjustments:
      Provision for loan losses                                                 19,250          20,055
      Depreciation, amortization, and accretion                                 29,780          35,988
      Net decrease in trading securities                                        11,726             682
      Net(increase) decrease in loans held for resale                          (14,612)        183,230
      Gains on sale of assets                                                   (1,764)           (148)
      Net increase in other assets/liabilities                                 (84,419)        (46,527)
                                                                          -------------  --------------
            Net cash provided by operating activities                          104,464         300,561
Cash Flows from Investing Activities:
      Net (increase) decrease in federal funds sold and resale agreements      (31,041)         20,066
      Net increase in interest-bearing deposits with banks                     (20,147)         (4,935)
      Purchase of securities available for sale                               (161,439)       (231,240)
      Sale of securities available for sale                                      1,126          38,430
      Maturities of securities available for sale                              333,763         208,521
      Maturities of securities held to maturity                                192,699         224,579
      Purchase of securities held to maturity                                 (295,482)        (95,548)
      Net (increase) decrease in loans                                        (242,111)         76,730
      Cash acquired in acquisitions                                                  0           4,901
      Proceeds from sale of foreclosed assets                                    7,879           4,409
      Purchase of bank premises and equipment                                  (31,998)        (23,402)
      Proceeds from sale of bank premises and equipment                            670           2,774
                                                                          -------------  --------------
            Net cash (used in) provided by investing activities               (246,081)        225,285
Cash Flows from Financing Activities:
      Net decrease in deposits                                                (590,461)       (519,620)
      Net increase in short-term borrowed funds                                926,252         140,100
      Issuance of long-term debt                                                   598               0
      Repayment of long-term debt                                              (69,857)       (161,947)
      Common/treasury stock repurchases/retires                               (206,339)       (189,893)
      Common/treasury stock issued                                               8,387          15,329
      Cash dividends                                                           (58,994)        (53,723)
                                                                          -------------  --------------
            Net cash provided by (used in) financing activities                  9,586        (769,754)
Net decrease in cash and due from banks                                       (132,031)       (243,908)
Cash and due from banks at beginning of period                               1,449,094       1,310,746
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,317,063   $   1,066,838
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    323,523   $     325,759
      Income taxes                                                              69,481          73,793

Transfer to foreclosed assets from loans                                  $      3,006   $       5,815


FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, however, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifi-cations used in the June 30, 1997 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December
   31, 1996.

   All shares and per share amounts have been adjusted to reflect the two-for-one common stock split completed in February, 1997.


2. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     June 30, 1997
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $        394 $          0 $          0 $        394
   Mortgage backed obligations of federal agencies    1,120,009       25,130       (4,194)   1,140,945
   State and political subdivisions                   1,218,249       17,637       (2,380)   1,233,506
   Corporate debt                                         7,361           20          (20)       7,361
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,346,013 $     42,787 $     (6,594)$  2,382,206
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,611,940 $     23,826 $     (3,433)$  1,632,333
   Mortgage backed obligations of federal agencies        8,026           84         (192)       7,918
   State and political subdivisions                       6,809           29          (19)       6,819
   Equity securities                                     96,186            0            0       96,186
   Money market mutual funds                             38,969            0            0       38,969
                                                     -----------  -----------  -----------  -----------
     Total                                         $  1,761,930 $     23,939 $     (3,644)$  1,782,225
                                                     ===========  ===========  ===========  ===========





3. Nonperforming Assets and Past Due Loans

                                                                    June 30    December 31  June 30
                                                                     1997         1996         1996
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     46,688 $     35,757 $     32,828
      Commercial - real estate                                        22,555       30,128       36,363
      Consumer                                                        16,150       19,193       16,933
                                                                  -----------  -----------  -----------
                                                                      85,393       85,078       86,124
   Renegotiated loans:
      Commercial                                                           0            0           38
      Commercial - real estate                                           273        1,028        1,331
                                                                  -----------  -----------  -----------
                                                                         273        1,028        1,369
   Foreclosed assets                                                   6,196        8,926        9,905
                                                                  -----------  -----------  -----------
        Total                                                   $     91,862 $     95,032 $     97,398
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .68        % .72        % .77        %
     Total assets                                                 .46          .48          .52


   Loans past due 90 days and still accruing
      Commercial                                                $     25,375 $     24,368 $     18,446
      Commercial - eeal estate                                        25,710       27,352       11,393
      Consumer                                                        21,867       22,938       21,125
                                                                  -----------  -----------  -----------
      Total                                                     $     72,952 $     74,658 $     50,964
                                                                  ===========  ===========  ===========

4. Reserve for Loan Losses

                                                        Three Months Ended         Six Months Ended
                                                       June 30                   June 30
                                                     ------------------------  ------------------------
                                                        1997         1996         1997         1996
                                                     -----------  -----------  -----------  -----------
   Balance - beginning of period                  $     213,136 $    202,857 $    213,138 $    195,283
   Provision for loan losses                              9,532       10,846       19,250       20,055
   Loan recoveries                                        5,129        7,682        9,927       13,369
   Loan charge-offs                                     (14,034)     (16,344)     (28,552)     (28,123)
   Reserves of acquired banks                                 0            0            0        4,457
                                                     -----------  -----------  -----------  -----------
   Balance - end of period                        $     213,763 $    205,041 $    213,763 $    205,041
                                                     ===========  ===========  ===========  ===========

   Net charge-offs to average loans                  .27        % .27        % .28        % .23        %
   Reserve to period-end loans                             0.00         0.00         1.59         1.62



5. Changes in Stockholders' Equity


                                                      Preferred     Common       Capital     Retained
                                                        Stock        Stock       Surplus     Earnings
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1995                    $     15,344 $    188,532 $     53,236 $  1,298,857
   Net income                                                 0            0            0      107,281
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($17.50 per share)             0            0            0         (472)
     Common stock ($.36 per share)                            0            0            0      (53,168)
   Converted 5,970 shares of preferred stock
      into 256,228 shares of common stock                (2,985)           0           52            0
   Issued 1,774,408 shares of common stock for
      bank acquisitions                                       0            0        4,920            0
   Issued 1,639,732 shares of common stock for
      employee benefit plans                                  0            0      (10,456)           3
   Purchased 7,783,200 shares of treasury stock               0            0            0            0
   Unrealized gains on securities available for sale          0            0            0            0
   Amortization/adjustment of restricted stock                0            0          (11)           0
                                                     -----------  -----------  -----------  -----------
   Balance at June 30, 1996                        $     12,359 $    188,532 $     47,741 $  1,352,501
                                                     ===========  ===========  ===========  ===========

                                                        Gain/     Restricted    Treasury
                                                        Loss         Stock        Stock        Total
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1995                    $     34,127 $       (442)$    (64,834)$  1,524,820
   Net income                                                 0            0            0      107,281
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($17.50 per share)             0            0            0         (472)
     Common stock ($.36 per share)                            0            0            0      (53,168)
   Converted 5,970 shares of preferred stock
      into 256,228 shares of common stock                     0            0        2,933            0
   Issued 1,774,408 shares of common stock for
      bank acquisitions                                       0            0       31,106       36,026
   Issued 1,639,732 shares of common stock for
      employee benefit plans                                  0            0       25,783       15,330
   Purchased 7,783,200 shares of treasury stock               0            0     (182,566)    (182,566)
   Unrealized gains on securities available for sale    (31,576)           0            0      (31,576)
   Amortization/adjustment of restricted stock                0          425         (312)         102
                                                     -----------  -----------  -----------  -----------
   Balance at June 30, 1996                        $      2,551 $        (17)$   (187,890)$  1,415,777
                                                     ===========  ===========  ===========  ===========

                                                      Preferred     Common       Capital     Retained
                                                        Stock        Stock       Surplus     Earnings
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1996                    $     11,344 $    188,532 $     51,145 $  1,437,891
   Net income                                                 0            0            0      144,503
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($17.50 per share)             0            0            0         (272)
     Common stock ($.40 per share)                            0            0            0      (58,722)
   Converted 7,780 shares of preferred stock                  0            0            0            0
      into 333,871 shares of common stock                (3,890)           0         (518)      (1,568)
   Issued 806,678 shares of common stock for                  0            0            0            0
      employee benefit plans                                  0            0       (5,184)      (3,951)
   Retired 5,944,300 shares of common stock                   0       (7,430)     (45,443)    (122,610)
   Purchased 1.071,900 shares of treasury stock               0            0            0            0
   Unrealized gains on securities available for sale          0            0            0            0
                                                     -----------  -----------  -----------  -----------
   Balance at June 30, 1997                        $      7,454 $    181,102 $          0 $  1,395,271
                                                     ===========  ===========  ===========  ===========

                                                        Gain/     Restricted    Treasury
                                                        Loss         Stock        Stock        Total
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1996                    $     19,191 $          0 $     (4,056)$  1,704,047
   Net income                                                 0            0            0      144,503
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($17.50 per share)             0            0            0         (272)
     Common stock ($.40 per share)                            0            0            0      (58,722)
   Converted 7,780 shares of preferred stock                  0            0            0            0
      into 333,871 shares of common stock                     0            0        5,976            0
   Issued 806,678 shares of common stock for                  0            0            0            0
      employee benefit plans                                  0            0       22,877       13,742
   Retired 5,944,300 shares of common stock                   0            0      (12,941)    (188,424)
   Purchased 1.071,900 shares of treasury stock               0            0      (17,915)     (17,915)
   Unrealized gains on securities available for sale     (6,527)           0            0       (6,527)
                                                     -----------  -----------  -----------  -----------
   Balance at June 30, 1997                        $     12,664 $          0 $     (6,059)$  1,590,432
                                                     ===========  ===========  ===========  ===========

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
6.

   Derivative Financial Instruments

   The following table summarizes the various types of interest rate contracts that Firstar uses for the purpose of managing interest rate risk.

                                                                  June 30, 1997
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-96                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------

          (millions)
   Interest rate swaps      $      107 $       35          5.26 %       5.81 %     1.4 yr $      (0.30)
     Receive fixed rate             27   ----        ----         ----                      ----
       Index amortizing             62         13          5.79         7.42      1.9            (0.30)
       Other
   Receive variable                591        591          4.89                   2.2             0.20
                              ---------  ---------                                          -----------
   Interest rate floors*    $      787 $      639                                         $      (0.40)
                              =========  =========                                          ===========




   *Interest rate floors provide for the receipt of payments when the index interest rate is below the predetermined interest rate.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Forward Looking Information
  The following discussion  includes forward looking statements concerning
Firstar's business results that are based on estimates. Actual results could differ materially due to factors such as changes in economic conditions, compression of net interest revenue due to unanticipated declines in net interest margins and outstanding loan balances, unanticipated delays in cost reduction and revenue enhancements, and the ability to attract and retain qualified personnel. Therefore, there can be no assurances that actual results will correspond to these forward looking statements.

Financial Discussion - Income Statement
  Firstar Corporation's  net income for the second quarter of 1997 was $72.7
million, or $.50 per common share,                                      up
from the $70.2 million, or $.48 per common share, for the same period last year.  This represented a 4.2%  increase in earnings per share.  Return on common equity was 18.86% for the second quarter of the year, com- pared with
19.35% for the same period last year, while return on average assets was 1.51%
compared to1.50% during the second quarter of last year.

  Net income for the first six months of 1997 was $144.5 million, or $.99 per common share, up from the $107.3 million, or $.73 per common share, for the same period last year. This represented a 35.6% increase in earnings per share. Return on common equity was 18.61% for the first half of the year, compared with 14.32% for the same period last year, while return on average assets was 1.51% compared to 1.14% during the first half of last year.

  In the first quarter of 1996, Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward, the corporate wide restructuring program. Excluding this charge from last year's results, operating earnings rose by 5.3% over the first half of 1996 from $.94 per share to $.99.

  Table 1 shows the components of net income and net interest margin.




Table 1.  Condensed income statements - taxable equivalent basis
                                      Three Months Ended                         Six Months Ended
                                         June 30                                      June 30
                                  ---------------------------------------   -------------------------------------------
                                      1997          1996        Change          1997           1996          Change
                                  ------------  ------------  -----------   -------------  -------------  -------------
                                                                         <>
                                  (millions of dollars)                     (millions of dollars)
Interest revenue                $       350.5 $       340.9 $        9.6  $        692.1 $        683.5 $          8.6
Taxable-equivalent adjustment             9.0           8.4          0.6            17.5           17.0            0.5
                                  ------------  ------------  -----------   -------------  -------------  -------------
  Interest revenue - taxable-e          359.5         349.3         10.2           709.6          700.5            9.1
Interest  expense                       163.9         156.6          7.3           318.5          314.9            3.6
                                  ------------  ------------  -----------   -------------  -------------  -------------
  Net  interest  revenue - tea          195.6         192.7          2.9           391.1          385.6            5.5
Provision for loan losses                 9.5          10.9         (1.4)           19.2           20.1           (0.9)
Other operating revenue                 113.3         106.2          7.1           223.8          211.3           12.5
Other operating expense                 180.1         169.5         10.6           358.7          397.4          (38.7)
                                  ------------  ------------  -----------   -------------  -------------  -------------
  Income before income taxes            119.3         118.5          0.8           237.0          179.4           57.6
Provision for income taxes               37.6          39.9         (2.3)           75.0           55.1           19.9
Taxable-equivalent adjustment             9.0           8.4          0.6            17.5           17.0            0.5
                                  ------------  ------------  -----------   -------------  -------------  -------------
Net income                      $        72.7 $        70.2 $        2.5  $        144.5 $        107.3 $         37.2
                                  ============  ============  ===========   =============  =============  =============

Yield on earning assets                  8.16 %        8.16 %       0.00 %          8.13 %         8.17 %        (0.04)%
Cost of interest-bearing liab            4.58          4.45         0.13            4.52           4.48           0.04
                                  ------------  ------------  -----------   -------------  -------------  -------------
Interest spread                          3.58          3.71        (0.13)           3.61           3.69          (0.08)
Impact of interest-free funds            0.86          0.79         0.07            0.86           0.80           0.06
                                  ------------  ------------  -----------   -------------  -------------  -------------
  Net interest margin                    4.44 %        4.50 %      (0.06)%          4.47 %         4.49 %        (0.02)%
                                  ============  ============  ===========   =============  =============  =============

  Net interest revenue during the first half of 1997, on a taxable equivalent basis, was $391.1 million, a $5.5 million, or 1.4%, increase from the level experienced in the same period last year. The net interest margin was 4.47% during the first half compared to 4.49% a year earlier. The increase in net interest revenue was primarily attributable to the 2.0% increase in average earning asset balances. During the second quarter of 1997 the net interest margin further declined to 4.44%, reflecting continued competitive pressures on loan and deposit rates and a shift in the funding mix to higher cost deposits and borrowed funds.

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by $9.1million to $709.6 million during the first half of 1997 compared to the same period last year. This resulted from the increase in average earning assets through a bank acquisition which was partially offset by the decline in asset yields. Loan income rose by $12.0 million due to increased balances acquired through an acquisition while the rate earned on total loans declined by .12% to 8.59%. Securities revenue declined by $4.9 million as average balance levels were reduced.

  Total interest expense was $318.5 million during the first half of 1997, an increase of $3.6 million from the same period last year. Interest rates on liabilities increased from 4.48% in 1996 to 4.52% in 1997. Interest expense on total deposits increased $2.8 million in the first half of 1997 compared to the same period last year due to higher higher deposit levels and a change in mix of deposits from lower cost passbook and short term certificates of deposit to money market savings accounts and longer term certificates of deposit. Interest expense on borrowed funds increased by $800 thousand due to both higher average balances and interes rates.

  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $762 thousand and net interest margin by .01% during the first half of 1997. This compares to a decrease in net interest revenue of $900 thousand and a decrease in net interest margin of .01% during the same period in 1996.



Table 2.  Analysis of interest revenue and expense

                                                               Six Months Ended June 30
                                             ------------------------------------------------------------------------
                                                   Interest                   Total         Due to
                                             -------------------------                   ----------------------------
                                                 1997         1996           Change         Volume          Rate
                                             ------------  -----------    -------------  -------------  -------------
                                                                      (thousands of dollars)
Interest-bearing deposits
  with banks                               $         415 $        257   $          158 $          139 $           19
Federal funds sold and
  resale agreements                                3,690        1,698            1,992          2,048            (56)
Trading securities                                    99          268             (169)          (179)            10
Securities                                       141,812      146,728           (4,916)        (7,677)         2,761
Commercial loans                                 310,751      302,153            8,598         18,037         (9,439)
Consumer loans                                   252,820      249,410            3,410          2,953            457
                                             ------------  -----------    -------------
  Total loans                                    563,571      551,563           12,008         21,202         (9,194)
                                             ------------  -----------    -------------
  Total interest revenue                         709,587      700,514            9,073         13,926         (4,853)

Interest-bearing demand                           11,768       10,609            1,159            327            832
Money market accounts                             56,497       48,566            7,931          5,553          2,378
Savings passbook                                  17,284       20,511           (3,227)        (1,582)        (1,645)
Certificates of deposit                          145,756      148,821           (3,065)        (2,204)          (861)
                                             ------------  -----------    -------------
  Total deposits                                 231,305      228,507            2,798          1,833            965
Short-term borrowed funds                         62,958       62,458              500            352            148
Long-term debt                                    24,214       23,914              300          1,263           (963)
                                             ------------  -----------    -------------
  Total interest expense                         318,477      314,879            3,598          2,089          1,509
                                             ------------  -----------    -------------
  Net interest revenue                     $     391,110 $    385,635   $        5,475          7,671         (2,196)
                                             ============  ===========    =============

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.


  The objective of Firstar's asset/liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact of projected interest rate changes to 5% of net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset-liability forecast shows that consolidated net interest revenue is expected to remain stable or decline somewhat under the low and most likely scenarios as compared to current rates.
 Under a high rate scenario a reduction of $13 million in net interest revenue is possible. The rate scenarios assume an average prime rate over the next four quarters of 8.71% under the most likely, 7.73% under the low, and 9.60% under the high scenarios.



  The provision for loan losses of $19.2  million was $805 thousand lower than
last year.  Net charge-offs for the   first half of 1997 were at a level of
 .28% of average outstanding loans compared to .23% a year earlier. The reserve for loan losses represented 1.59% of total loans at June 30, 1997, down from 1.62% a year earlier.

  Consumer loan losses have declined somewhat in the second quarter of 1997 from the higher levels of the two prior quarters. Net charge offs on consumer loans were .59% in the current quarter compared to the high of .72% in the fourth quarter of 1996 and are essentially level with the second quarter of 1996. Credit card charge offs for the second quarter of 1997 were 3.52%, up slightly from the 3.44% of the first quarter, but down from the 1996 levels. Firstar expects credit card charge offs to be in the range of 3.25% to 4.25% for the remainder of the year. Commercial loan charge offs were negligible during the first half of 1997, reflecting net recoveries realized in the first quarter of this year.

 Nonperforming assets were $91.9 million at June 30, 1997 which represented .68% of total loans and foreclosed assets. This was a reduction of $9.6 million and $5.5 million from the prior quarter and one year ago, respectively.





Table 3. Net loan charge-offs

                                                        Quarter ended
                             -----------------------------------------------------------------------------------------
                                 6-30-97       3-31-97        12-31-96        9-30-96        6-30-96        3-31-96
                               ------------  -----------    -------------  -------------  -------------   ------------
                                                                         (thousands of dollars)
Credit card                  $       5,673 $      5,556   $        8,304 $        6,162 $        5,674  $       4,746
Other consumer                       2,869        4,497            2,314          1,800          2,722          1,072
                               ------------  -----------    -------------  -------------  -------------   ------------
  Total consumer                     8,542       10,053           10,618          7,962          8,396          5,818
Commercial                             363         (333)           4,438            986            266            274
                               ------------  -----------    -------------  -------------  -------------   ------------
  Total net charge-off       $       8,905 $      9,720   $       15,056 $        8,948 $        8,662  $       6,092
                               ============  ===========    =============  =============  =============   ============

Net charge-offs as a % of:
Credit card                           3.52 %       3.44 %           5.11 %         3.94 %         3.81 %         3.20 %
Other consumer                        0.22         0.36             0.17           0.14           0.22           0.08
  Total consumer                      0.59         0.71             0.72           0.55           0.60           0.41
Commercial                            0.02        (0.02)            0.24           0.05           0.02           0.02
  Total loans                         0.27         0.30             0.46           0.27           0.27           0.19





  Other operating revenue, excluding securities gain and losses, was $222.7 million in the first half of 1997, an increase of 5.4% from the same period last year. Table 4 shows the composition of other operating revenue.





Table 4.  Other operating revenue
                                         Three Months Ended                         Six Months Ended
                                             June 30                                    June 30
                                   ---------------------------------------    -----------------------------------------
                                       1997          1996        Change           1997           1996          Change
                                   ------------  ------------  -----------    -------------  -------------  -----------
                                   (thousands of dollars)                     (thousands of dollars)
Trust and investment management  $      42,009 $      36,131         16.3 %  $      81,095 $       71,578        13.3 %
Service charges on deposit accts        21,102        21,863         (3.5)          43,191         43,417        (0.5)
Credit card service revenue             18,202        17,441          4.4           35,262         32,714         7.8
Mortgage loan servicing                  3,090         4,164        (25.8)           6,458         10,850       (40.5)
Mortgage loan origination                7,114         6,115         16.3           12,595         13,214        (4.7)
Data processing fees                     4,791         4,548          5.3            9,935          9,164         8.4
Insurance revenue                        3,561         2,109         68.8            5,845          4,508        29.7
Brokerage revenue                        3,473         3,600         (3.5)           6,817          7,063        (3.5)
International fees                       1,637         1,422         15.1            3,086          2,777        11.1
Foreign exchange gains                     742           583         27.3            1,408          1,258        11.9
ATM fees                                 1,325         1,381         (4.1)           2,481          2,571        (3.5)
Safe deposit fees                        1,085         1,013          7.1            2,476          2,109        17.4
Trading securities gains                   209           423        (50.6)             726            914       (20.6)
Other                                    5,038         5,429         (7.2)          11,326          9,099        24.5
                                   ------------  ------------                 -------------  -------------
  Subotal                              113,378       106,222          6.7          222,701        211,236         5.4
Securities (losses) gains                    0             1                         1,126             42
  Total                            ------------  ------------                 -------------  -------------
                                 $     113,378 $     106,223          6.7 %  $     223,827 $      211,278         5.9 %
                                   ============  ============                 =============  =============

  Other operating revenue represents 36.3% of total taxable equivalent revenue for the first half of 1997 compared to 35.4% for the same period one year ago.

  Trust and investment management fees are the single largest source of fee revenue, contributing $81.1 million, or 36%, of other operating revenue. This level represents a 13.3% growth in revenue during the first half of 1997 compared to the same period last year. Trust and investment assets under management were $24.5 billion on June 30, 1997, a 27.6% increase from the year earlier level due to both the result of general market appreciation and additional net new business. Additionally, assets held in custody accounts rose by 31.0% to a level of $82.8 billion due in part to increased mutual fund services business. The increased volatility of equity markets and interest rates may have a significant effect on trust and investment management fees in the coming months.

  Revenue from service charges on deposit accounts at $43.2 million for the first half of 1997 was slightly below last year.

  Credit card service revenues are the third largest source of fee revenue, totaling $35.3 million during the first half of 1997. This level represented an 7.8% increase over the same period last year. The introduction of new credit card products and the repricing of service charges have contributed to this revenue growth.


  Mortgage loan servicing revenues declined by 40.5% from the year earlier level due to the gain on the sale of servicing rights last year and the resulting lower level of serviced loans. Revenue from mortgage loan originations activity for the first half of this year has declined due to lower production volumes. Loan origination volumes were high during the first quarter of 1996 when favorable interest rates produced an increased demand for refinancings. Origination volumes have, however, shown improvement in the second quarter of 1997.

  Insurance revenue is showing a 29.7% increase over the first half of 1996 and benefits from the timing of certain annual experience related credits from insurance underwriters.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $38.3 million, an increase of 9.4% over the first half of 1996. This year's revenue included $1.6 million of nonrecurring items.

  Other operating expense declined to a level of $358.7 million for the first
half of 1997.   Excluding the restructuring charges , expenses increased by
3.3%. Personnel costs were level with last year. Nonpersonnel expense , excluding the one-time charges, increased by 7.9%. The detail of other operating expense is shown in Table 5.

  Full-time equivalent personnel headcount was 7,989 on June 30, 1997, down from 8,367 one year earilier. Staff reductions have occurred under the corporate wide restructuring program. The impact of the staff reductions was offset by increases in temporary staffing costs, employees added through the bank acquisition, and normal salary increases for all employees. Increased temporary staffing has occurred as these resources are dedicated to implement technology related enhancements and to staff operation areas of the company.

  Net occupancy expense increased by 3.0% from the first half of last year reflecting in part additional banking offices from a 1996 acquisition. Business development expense rose by 24.3% from a somewhat unrepresentative lower level last year and as a result of increased focus on customer development activities this year. Professional fees increased 33.8% due to some one-time costs and increased use of outside consultants in various areas of the company. Amortization of intangibles increased by 16.7% due to the addition of new intangibles from the bank acquisition completed in 1996.


  During the first quarter of 1996, Firstar recorded a $50.2 million charge in connection with Firstar Forward, the corporate wide restructuring program which was announced in January 1996. This program was completed in June 1997. The 1996 charge included severance accruals of $24.0 million associated with staff reductions of approximately 1,500 people, fixed asset writedowns of $3.9 million and other project costs of $22.3 million. There are approxmately $3 million of remaining cash payments to be made as of June 30, 1997.


  The efficiency ratio, which is the ratio of expense to revenue, was 58.4% in the first half of 1997 compared to 58.2% a year earlier.





Table 5.  Other operating expense
                                     Three Months Ended                         Six Months Ended
                                          June 30                                   June 30
                                ---------------------------------------    -------------------------------------------
                                    1997          1996        Change           1997           1996          Change
                                ------------  ------------  -----------    -------------  -------------  -------------
                                (thousands of dollars)                     (thousands of dollars)
Salaries                      $      84,306 $      76,534         10.2 %  $     162,242 $      158,674            2.2 %
Employee benefits                    16,370        19,372        (15.5)          34,897         38,749           (9.9)
                                ------------  ------------                 -------------  -------------
  Total personnel expense           100,676        95,906          5.0          197,139        197,423           (0.1)

Net occupancy expense                15,829        14,661          8.0           31,506         30,574            3.0
Equipment expense                    15,940        14,930          6.8           32,757         31,605            3.6
Business development                  7,442         6,424         15.8           14,677         11,808           24.3
F.D.I.C. insurance                      654           635          3.0            1,303          1,732          (24.8)
Stationery and supplies               5,086         6,080        (16.3)          10,859         12,045           (9.8)
Delivery                              4,601         4,315          6.6            9,642          9,515            1.3
Professional fees                     6,081         4,877         24.7           12,619          9,432           33.8
Information processing expense        5,866         5,274         11.2           10,769          9,821            9.7
Amortization of intangibles           3,968         3,767          5.3            8,626          7,389           16.7
Employee education/recruiting         2,071         1,287         60.9            4,028          2,840           41.8
Federal Reserve processing            1,502         1,278         17.5            3,181          2,533           25.6
Commissions and service fee           1,352         1,606        (15.8)           2,503          2,930          (14.6)
Wire communication                    2,479         1,710         45.0            5,029          3,693           36.2
Processing and other losses           2,075         1,853         12.0            3,477          3,657           (4.9)
Credit card assessment fees             995         1,272        (21.8)           2,811          2,794            0.6
Net foreclosed assets exp(inc)           17           428                           (58)           536
Published information                   531           598        (11.2)           1,362          1,241            9.8
Insurance                               214           215         (0.5)             367            622          (41.0)
Other                                 2,723         2,414         12.8            6,127          5,025           21.9
                                ------------  ------------                 -------------  -------------
  Total nonpersonnel expense         79,426        73,624          7.9          161,585        149,792            7.9
Restructuring charges                     0             0                             0         50,237
SAIF assessment                           0             0                             0              0
                                ------------  ------------                 -------------  -------------
  Total other operating exp   $     180,102 $     169,530          6.2 %  $     358,724 $      397,452           (9.7)%
                                ============  ============                 =============  =============



   Income tax expense was $75.0 million in the first half of 1997 compared to $55.0 million in the same period of last year. The effective tax rate was 34.2% in 1997 compared to 33.9% in 1996.

   Based upon the foregoing discussion of revenue and expense trends, and the resulting earnings, Firstar expects that the level of earnings for the next several quarters will be at substantially the same level as experienced in recent quarters.

Financial Discussion - Balance Sheet

  Total assets on June 30, 1997 were $19.9 billion, up $138 million from December 31, 1996 and up $1.1 billion from a year earlier. Earning assets totaled $17.9 billion, up $235 million from year end. Earning assets have increased $779 million, or 4.6% from a year earlier.

  Average loans totaled $13.2 billion during the first half of 1997, an increase of $494 million , or 3.9% from a year earlier. A bank acquisition which occurred in the third quarter of last year added approximately $625 million of loans. Exclusive of this acquisition related impact, average loans declined by 1.0% from a year ago.

  Commercial loans averaged $7.4 billion during the first half of 1997, an increase of $427 million, or 6.1% from a year earlier. Excluding loans acquired through the bank acquisition, commercial loans declined by 1.1% from last year. This trend has, however, reversed during the last two quarters where, when compared to the immediate prior quarter, average balances grew at an annualized rate of 8.4% in the second quarter and 3.9% in the first quarter. While this loan growth is encouraging, competitve pressures are leading to narrower interest spreads in 1997 for commercial lending.

  Consumer loans, excluding residential mortgages, averaged $3.2 billion, an increase of $268 million, or 9.1% over the first half of 1996. Excluding loans from the bank acquisition, consumer lending increased by 6.0%. Good growth has occurred in home equity loans and credit card loans, which are up 14.4% and 8.7% respectively, excluding acquisition impacts from the same period one year ago.

  Residential mortgage loans, exclusive of loans acquired through bank acquisition and loans held for sale, declined by 3.5% on average from the first half of 1996. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Firstar's strategy is to originate and sell mortgages into the secondary market thereby reducing the amount of mortgages held on the balance sheet.

  Total securities, including both those designated as available for sale and those held to maturity averaged $4.2 billion during the first half of 1997 compared with $4.4 billion a year earlier. Similar to portfolio mortgages, Firstar intends to reduce the size of its investment portfolio through normal run-off and redeploying the proceeds to loans or reduce short-term borrowed funds.

  Funding  sources, consisting of deposits and borrowed funds, averaged $17.4
billion during the first half of 1997.   Total deposits averaged $14.3
billion, a decrease of 2.2% from a year ago excluding the bank acquisition
impact.   Increased competition for consumer deposits and continued consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.

  Borrowed funds averaged $3.1 billion during the first half of 1997, unchanged from a year earlier. In December 1996 Firstar issued through Firstar Capital Trust I, $150 million of Trust Capital Securities. These securities qualify as Tier 1 capital and are mandatorily redeemable in 30 years. These securities are included in long term debt at June 30, 1997. This is a change from the presentation in Firstar's 1996 Form 10- K wherein these securities were classified as a minority interest .

  Stockholders' equity totaled $1,590 billion at June 30, 1997, a decrease of $114 million from year end 1996. Firstar has repurchased and retired 5,944,300 shares of its common stock during the first half of this year under its previously announced stock buyback plan which authorized up to 12 million shares for repurchase. Additionally, 1,071,900 shares of common stock wre purchased and placed in treasury stock for reissuance under stock options plans and convertible securities during the first half of 1997. Shares reissued under option plans and conversions totaled 1,140,549 during the first half of 1997.

  Firstar's capital management plan strives to match longer term capital needs with maintaining sound capital levels. It is Firstar's policy to manage tier 1 leverage to the top quartile level of its peer group which was 8.68% at the end of the first quarter of 1997. Firstar's tier 1 leverage ratio was 8.03% at June 30, 1997. Future purchases by Firstar of its common stock for retirement will take into consideration the goal of returning to the top quartile range of its peers for the tier I leverage ratio.

  The board of directors declared a quarterly dividend to common stockholders of $.21 per share. The dividend is payable August 15 to shareholders of record on July 28. The board also declared a quarterly dividend of $8.75 per Series D preferred share payable September 30 to stockholders of record on September 15.





Table 6.  Capital components and ratios
                                                                         June 30        December 31    June 30
                                                                         1997           1996           1996
                                                                         -------------  -------------  -------------
                                                                         (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                 $    1,590,432 $    1,704,047 $    1,415,777
  Trust capital securities                                                    150,000        150,000              0
  Unrealized (gains) losses on securities available for sale                  (12,664)       (19,191)        (2,551)
  Minority interest in subsidiaries                                             2,623          2,384          2,112
  Less disallowed intangibles                                                (194,415)      (200,540)      (115,758)
                                                                         -------------  -------------  -------------
    Total Tier I capital                                                    1,535,976      1,636,700      1,299,580

Allowable reserve for loan losses                                             182,806        175,725        166,730
Allowable long-term debt                                                       60,000         75,668         95,668
                                                                         -------------  -------------  -------------
    Total Tier II capital                                                     242,806        251,393        262,398
                                                                         -------------  -------------  -------------
    Total capital                                                      $    1,778,782 $    1,888,093 $    1,561,978
                                                                         =============  =============  =============

Risk-adjusted assets                                                   $   14,593,563 $   14,020,587 $   13,300,110

Tier I capital to risk-adjusted assets                                          10.53 %        11.67 %         9.77 %
Total capital to risk-adjusted assets                                           12.19          13.47          11.74
Tier I leverage ratio                                                            8.03           8.55           6.94



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
----------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended                  Six Months ended
                                         June 30                               June 30
                                         ----------------------       ------------------------------
                                             1997       1996                1997          1996
                                         ----------------------       ------------------------------
Earnings and Dividends
Net income                               $   72,708 $   70,163        $     144,503 $     107,281
Per common share:
  Net income                                   0.50       0.48                 0.99          0.73
  Dividends                                    0.21       0.19                 0.40          0.36
  Stockholders' equity                         0.00       0.00                10.96          9.86

Performance Ratios
Return on average assets                       1.51 %     1.50 %               1.51 %        1.14 %
Return on average common equity               18.86      19.35                18.61         14.32
Dividend payout ratio                         42.00      39.58                40.40         49.32
Equity to assets                               0.00       0.00                 7.99          7.53
Net loan charge-offs as a percentage
  of average loans                             0.27       0.27                 0.28          0.23
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                       0.00       0.00                 0.68          0.77
Net interest margin                            4.44       4.50                 4.47          4.49
Efficiency ratio*                             58.30      56.72                58.44         58.17 *
Fee revenue as a percentage
  of average assets                            2.35       2.27                 2.33          2.25

Statistical Data
Full-time equivalent staff (at quarter end)       0          0                7,989         8,367
Average common shares
  outstanding (000's)                       144,506    144,819              145,597       146,207
Actual common shares
  outstanding (000's at quarter end)              0          0              144,460       142,324

Stock Price Information
High                                     $   33.125 $   24.875        $      33.125 $      24.875
Low                                          27.250     21.063               25.563        18.313
Close                                        30.500     23.063               30.500        23.063






*Excludes nonrecurring items.




                                                           -15-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended June 30
                                ------------------------------------------------------------------------
                                                  1997                                  1996
                                ------------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $     24,346 $       329      5.42 %  $      9,616 $       109   4.56 %
Federal funds sold and
 resale agreements                   163,863       2,149      5.26          76,472       1,049   5.52
Trading securities                     2,178          28      5.16           7,904         123   6.26
Securities:
  Taxable                          2,987,539      49,846      6.68       3,293,197      53,099   6.47
  Nontaxable                       1,196,425      21,488      7.18       1,118,227      20,414   7.30
                                  -----------  ----------               -----------  ----------
 Total securities                  4,183,964      71,334      6.83       4,411,424      73,513   6.68
Loans:
  Commercial                       7,509,454     159,044      8.49       7,023,930     151,263   8.66
  Consumer                         5,765,249     126,605      8.80       5,652,587     123,223   8.75
                                  -----------  ----------               -----------  ----------
  Total loans                     13,274,703     285,649      8.63      12,676,517     274,486   8.70
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,649,054     359,489      8.16      17,181,933     349,280   8.16
Reserve for loan losses             (212,970)                             (202,725)
Cash and due from banks              958,394                             1,010,777
Other assets                         922,181                               857,966
                                  -----------                           -----------
  Total assets                  $ 19,316,659                          $ 18,847,951
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,575,476 $     6,034      1.54 %  $  1,515,589 $     5,191   1.38 %
Money market accounts              2,741,187      28,901      4.23       2,500,262      24,457   3.93
Savings passbook                   1,480,249       8,335      2.26       1,610,509      10,024   2.50
Certificates of deposit            5,321,915      73,920      5.57       5,415,221      74,069   5.50
Short-term borrowed funds          2,578,069      34,664      5.39       2,456,253      31,914   5.23
Other debt                           668,510      12,067      7.22         644,513      10,981   6.82
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,365,406     163,921      4.58      14,142,347     156,636   4.45
Demand deposits                    3,133,612                             2,938,756
Other liabilities                    266,427                               299,840
Stockholders' equity               1,551,214                             1,467,008
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,316,659                          $ 18,847,951
                                  ===========                           ===========
Net interest
  revenue/margin                             $   195,568      4.44 %               $   192,644   4.50 %
                                               ==========                            ==========


:


                                                                     Six months ended June 30
                                ------------------------------------- ----------------------------------
                                                  1997                                  1996
                                  ----------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $     15,869 $       415      5.27 %  $     10,503 $       257   4.92 %
Federal funds sold and
 resale agreements                   140,629       3,690      5.29          62,029       1,698   5.50
Trading securities                     3,199          99      6.24           8,987         268   6.00
Securities:
  Taxable                          3,027,900      99,855      6.63       3,299,538     105,532   6.41
  Nontaxable                       1,171,231      41,957      7.16       1,128,055      41,196   7.30
                                  -----------  ----------               -----------  ----------
  Total securities                 4,199,131     141,812      6.78       4,427,593     146,728   6.64
Loans:
  Commercial                       7,433,372     310,751      8.43       7,006,417     302,153   8.67
  Consumer                         5,773,972     252,820      8.80       5,706,522     249,410   8.77
                                  -----------  ----------               -----------  ----------
  Total loans                     13,207,344     563,571      8.59      12,712,939     551,563   8.71
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,566,172     709,587      8.13      17,222,051     700,514   8.17
Reserve for loan losses             (212,721)                             (201,049)
Cash and due from banks              993,782                             1,023,669
Other assets                         913,341                               838,022
                                  -----------                           -----------
  Total assets                  $ 19,260,574                          $ 18,882,693
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,582,678 $    11,768      1.50 %  $  1,535,973 $    10,609   1.39 %
Money market accounts              2,742,929      56,497      4.15       2,471,781      48,566   3.95
Savings passbook                   1,494,309      17,284      2.33       1,624,992      20,511   2.54
Certificates of deposit            5,296,884     145,756      5.55       5,395,849     148,821   5.55
Short-term borrowed funds          2,411,410      62,958      5.26       2,397,930      62,458   5.24
Other debt                           682,739      24,214      7.10         691,023      23,914   6.92
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,210,949     318,477      4.52      14,117,548     314,879   4.48
Demand deposits                    3,198,224                             2,968,768
Other liabilities                    280,028                               282,812
Stockholders' equity               1,571,373                             1,513,565
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,260,574                          $ 18,882,693
                                  ===========                           ===========

Net interest
  revenue/margin                             $   391,110      4.47 %               $   385,635   4.49 %
                                               ==========                            ==========


                                                          -16-


                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q
                          3.2  By-laws of Firstar Corporation
                          27   Financial Data Schedule

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



August 14, 1997

                                   -17-