Form 10-Q
period 1997-09-30
FIRSTAR CORP /WI/
filed 1997-11-14
CIK 37076

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997      COMMISSION FILE NUMBER 1-2981




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

As of October 31, 1997, 144,775,871 shares of common stock were outstanding.

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


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        September 30  December 31   September 30
(thousands of dollars)                                      1997          1996          1996
------------------------------------------------------  ------------  ------------  ------------
                                                        (unaudited)                 (unaudited)
ASSETS
Cash and due from banks                               $   1,222,014 $   1,449,094 $   1,402,393
Interest-bearing deposits with banks                         24,074         6,349         6,206
Federal funds sold and resale agreements                     93,489       192,965       199,399
Trading securities                                            3,277        13,489         6,757
Securities held to maturity (market value $2,452,347,
    $2,287,448 and $2,282,608 on September 30, 1997,
   December 31, 1996 and September 30, 1996)              2,396,802     2,250,776     2,262,745
Securities available for sale                             1,776,912     1,966,590     2,018,230
Loans:
Commercial and industrial                                 3,647,079     3,366,016     3,373,991
Real estate                                               2,990,175     2,992,416     3,006,468
Other                                                     1,049,124       953,145     1,003,490
                                                        ------------  ------------  ------------
  Commercial loans                                        7,686,378     7,311,577     7,383,949

Credit card                                                 688,219       684,619       627,888
Real estate - mortgage                                    2,499,793     2,660,290     2,709,693
Home equity                                               1,213,265     1,121,580     1,080,396
Other                                                     1,446,162     1,417,468     1,413,737
                                                        ------------  ------------  ------------
  Consumer loans                                          5,847,439     5,883,957     5,831,714
                                                        ------------  ------------  ------------
     Total loans                                         13,533,817    13,195,534    13,215,663
     Reserve for loan losses                               (213,362)     (213,138)     (214,510)
                                                        ------------  ------------  ------------
        Loans - net                                      13,320,455    12,982,396    13,001,153

Bank premises and equipment                                 365,268       368,699       356,263
Customer acceptance liability                                11,451        14,281        18,400
Other assets                                                556,108       522,781       643,058
                                                        ------------  ------------  ------------
     Total assets                                     $  19,769,850 $  19,767,420 $  19,914,604
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,545,857 $   3,880,610 $   3,497,517
    Interest-bearing demand                               1,562,486     1,687,885     1,539,302
    Money market accounts                                 2,766,660     2,744,751     2,670,292
    Savings passbook                                      1,374,390     1,518,033     1,566,107
    Certificates of deposit                               5,364,626     5,382,918     5,551,666
                                                        ------------  ------------  ------------
        Total deposits                                   14,614,019    15,214,197    14,824,884

Short-term borrowed funds                                 2,509,864     1,868,606     2,549,526
Long-term debt                                              758,579       697,194       601,720
Bank acceptances outstanding                                 11,451        14,281        18,400
Other liabilities                                           236,808       269,095       275,258
                                                        ------------  ------------  ------------
        Total liabilities                                18,130,721    18,063,373    18,269,788

Stockholders' equity:
  Preferred stock                                             6,738        11,344        11,424
  Common stock                                              181,102       188,532       188,532
    Issued: September 30, 1997, 144,881,896 shares
    Issued: December 31, 1996, 150,826,196 shares
    Issued: September 30, 1996, 150,826,196 shares
  Capital surplus                                                 0        51,145        45,430
  Retained earnings                                       1,436,873     1,437,891     1,393,020
  Treasury stock                                             (2,844)       (4,056)       (2,320)
    Held: September 30, 1997, 226,745 shares
    Held: December 31, 1996, 490,396 shares
    Held: September 30, 1996, 437,436 shares
   Restricted stock                                               0             0            (8)
   Unrealized gains on securities available for sale         17,260        19,191         8,738
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,639,129     1,704,047     1,644,816
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,769,850 $  19,767,420 $  19,914,604
                                                        ============  ============  ============


                                                                    -1-


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------
                                                  Three Months Ended      Nine Months Ended
                                                     September 30            September 30
(thousands of dollars, except per share data)       1997        1996       1997        1996
--------------------------------------------- -----------------------  -----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  288,735 $   283,309   $  848,925 $   831,564
Securities                                        64,109      65,753      191,958     198,708
Interest-bearing deposits with banks                 313         108          599         365
Federal funds sold and resale agreements           1,083       1,829        4,773       3,527
Trading securities                                    16          19          113         260
                                               ----------  ----------   ----------  ----------
     Total interest revenue                      354,256     351,018    1,046,368   1,034,424

INTEREST EXPENSE
Deposits                                         119,680     118,222      350,985     346,729
Short-term borrowed funds                         33,507      32,876       96,465      95,334
Other debt                                        13,211      10,054       37,425      33,968
                                               ----------  ----------   ----------  ----------
     Total interest expense                      166,398     161,152      484,875     476,031
                                               ----------  ----------   ----------  ----------
NET INTEREST REVENUE                             187,858     189,866      561,493     558,393
Provision for loan losses                         11,290       8,908       30,540      28,963
                                               ----------  ----------   ----------  ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           176,568     180,958      530,953     529,430

OTHER OPERATING REVENUE
Trust and investment management fees              44,829      37,414      127,298     110,104
Service charges on deposit accounts               21,963      23,060       65,154      66,477
Credit card service revenue                       18,989      18,100       54,251      50,814
Mortgage Banking Revenue                          13,445      13,044       32,498      37,108
Data processing fees                               5,224       4,687       15,159      13,851
Securities gains                                      31          22        1,157          64
Other revenue                                     16,425      17,024       49,216      46,211
                                               ----------  ----------   ----------  ----------
     Total other operating revenue               120,906     113,351      344,733     324,629

OTHER OPERATING EXPENSE
Salaries                                          82,942      78,234      245,184     236,908
Employee benefits                                 15,605      17,338       50,502      56,087
Equipment expense                                 16,476      15,644       49,233      46,041
Net occupancy expense                             16,061      16,782       47,567      47,356
Restructuring expense                                  0           0            0      50,237
SAIF assessments                                       0       7,969            0       7,969
Other expense                                     52,680      51,045      150,002     139,866
                                               ----------  ----------   ----------  ----------
     Total other operating expense               183,764     187,012      542,488     584,464

INCOME BEFORE INCOME TAXES                       113,710     107,297      333,198     269,595
Applicable income taxes                           38,423      38,025      113,408      93,042
                                               ----------  ----------   ----------  ----------
NET INCOME                                    $   75,287 $    69,272   $  219,790 $   176,553
                                               ==========  ==========   ==========  ==========
Net income applicable to common stock         $   75,169 $    69,072   $  219,400 $   175,885
                                               ==========  ==========   ==========  ==========
PER COMMON SHARE
Net income                                    $     0.52 $      0.46   $     1.51 $      1.19
Dividends                                           0.21        0.19         0.61        0.55


                                                     -2-


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                   September 30
(thousands of dollars)                                                         1997            1996
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    219,790   $     176,553
   Adjustments:
      Provision for loan losses                                                 30,540          28,963
      Depreciation, amortization, and accretion                                 45,021          53,118
      Net decrease in trading securities                                        10,212           5,879
      Net(increase) decrease in loans held for resale                          (80,551)        194,694
      Gains on sale of assets                                                   (1,827)         (1,161)
      Net increase in other assets/liabilities                                 (58,659)        (50,777)
                                                                          -------------  --------------
            Net cash provided by operating activities                          164,526         407,269
Cash Flows from Investing Activities:
      Net decrease (increase) in federal funds sold and resale agreements       99,476         (67,549)
      Net increase in interest-bearing deposits with banks                     (17,725)           (739)
      Sale of securities available for sale                                      1,157         253,438
      Maturities of securities available for sale                              437,319         283,934
      Maturities of securities held to maturity                                267,671         301,791
      Purchase of securities available for sale                               (253,352)       (289,284)
      Purchase of securities held to maturity                                 (418,056)       (129,601)
      Net (increase) decrease in loans                                        (284,116)        153,333
      Cash acquired in acquisitions                                                  0          99,456
      Proceeds from sale of foreclosed assets                                    9,500           6,048
      Purchase of bank premises and equipment                                  (51,593)        (36,783)
      Proceeds from sale of bank premises and equipment                          3,781           2,999
                                                                          -------------  --------------
            Net cash (used in) provided by investing activities               (205,938)        577,043
Cash Flows from Financing Activities:
      Net decrease in deposits                                                (600,178)       (611,380)
      Net increase in short-term borrowed funds                                641,258         139,112
      Issuance of long-term debt                                               140,598               0
      Repayment of long-term debt                                              (79,213)       (161,965)
      Common/treasury stock repurchases/retires                               (209,649)       (191,920)
      Common/treasury stock issued                                              10,936          15,879
      Cash dividends                                                           (89,420)        (82,391)
                                                                          -------------  --------------
            Net cash used in financing activities                             (185,668)       (892,665)
Net (decrease) increase in cash and due from banks                            (227,080)         91,647
Cash and due from banks at beginning of period                               1,449,094       1,310,746
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,222,014   $   1,402,393
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    492,012   $     481,485
      Income taxes                                                              88,993          96,547

Transfer to foreclosed assets from loans                                  $      7,017   $       6,333


                                                                      -3-

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, however, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifi-cations used in the September 30, 1997 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December
   31, 1996.

   All shares and per share amounts have been adjusted to reflect the two-for-one common stock split completed in February, 1997.

   The Financial Accounting Standard Board issued Statement No. 128, "Earnings per Share". The statement will be effective with the preparation of the year-end 1997 financial statements. The statement will require the presentation of basic and diluted earnings per share. Firstar's current calculation of its earnings per share will be equivalent to the basic EPS of SFAS No. 128. The calculation of diluted EPS will not be materially different from the basic EPS.


2. Securities

   The amortized cost and approximate market values of securities are as follows:

                                                     September 30, 1997
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   U.S. Treasury and federal agencies              $  1,130,766 $     33,822 $     (1,366)$  1,163,222
   State and political subdivisions                   1,259,336       24,382       (1,301)   1,282,417
   Corporate debt                                         6,700           20          (12)       6,708
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,396,802 $     58,224 $     (2,679)$  2,452,347
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,509,852 $     30,186 $     (2,755)$  1,537,283
   Mortgage backed obligations of federal agencies       98,323          251         (294)      98,280
   State and political subdivisions                       6,779           27          (11)       6,795
   Equity securities                                     96,340            0            0       96,340
   Money market mutual funds                             38,214            0            0       38,214
                                                     -----------  -----------  -----------  -----------
     Total                                         $  1,749,508 $     30,464 $     (3,060)$  1,776,912
                                                     ===========  ===========  ===========  ===========

3. Nonperforming Assets and Past Due Loans

                                                                  September 30 December 31  September 30
                                                                     1997         1996         1996
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     34,744 $     35,757 $     29,732
      Commercial - real estate                                        21,674       30,128       35,193
      Consumer                                                        17,653       19,193       17,271
                                                                  -----------  -----------  -----------
                                                                      74,071       85,078       82,196
   Renegotiated loans:
      Commercial                                                           0            0            0
      Commercial - real estate                                           272        1,028        1,362
                                                                  -----------  -----------  -----------
                                                                         272        1,028        1,362
   Foreclosed assets                                                   8,644        8,926        8,887
                                                                  -----------  -----------  -----------
        Total                                                   $     82,987 $     95,032 $     92,445
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .61        % .72        % .70        %
     Total assets                                                 .42          .48          .46


   Loans past due 90 days and still accruing
      Commercial                                                $     46,646 $     24,368 $     40,055
      Commercial - eeal estate                                        28,130       27,352       19,438
      Consumer                                                        21,073       22,938       23,233
                                                                  -----------  -----------  -----------
      Total                                                     $     95,849 $     74,658 $     82,726
                                                                  ===========  ===========  ===========

4. Reserve for Loan Losses

                                                        Three Months Ended         Nine Months Ended
                                                     September 30              September 30
                                                     ------------------------  ------------------------
                                                        1997         1996         1997         1996
                                                     -----------  -----------  -----------  -----------
   Balance - beginning of period                  $     213,763 $    205,041 $    213,138 $    195,283
   Provision for loan losses                             11,290        8,908       30,540       28,963
   Loan recoveries                                        6,316        6,158       16,243       19,527
   Loan charge-offs                                     (18,007)     (15,106)     (46,559)     (43,229)
   Reserves of acquired banks                                 0        9,509            0       13,966
                                                     -----------  -----------  -----------  -----------
   Balance - end of period                        $     213,362 $    214,510 $    213,362 $    214,510
                                                     ===========  ===========  ===========  ===========

   Net charge-offs to average loans                  .35        % .27        % .31        % .25        %
   Reserve to period-end loans                             0.00         0.00         1.58         1.62

5. Changes in Stockholders' Equity


                                                      Preferred     Common       Capital     Retained
                                                        Stock        Stock       Surplus     Earnings
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1995                    $     15,344 $    188,532 $     53,236 $  1,298,857
   Net income                                                 0            0            0      176,553
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($26.25 per share)             0            0            0         (669)
     Common stock ($.55 per share)                            0            0            0      (81,722)
   Converted 7,840 shares of preferred stock
      into 336,500 shares of common stock                (3,920)           0         (998)           0
   Issued 9,774,408 shares of common stock for
      bank acquisitions                                       0            0        4,826            0
   Issued 1,711,238 shares of common stock for
      employee benefit plans                                  0            0      (11,623)           1
   Purchased 7,870,200 shares of treasury stock               0            0            0            0
   Unrealized gains on securities available for sale          0            0            0            0
   Amortization/adjustment of restricted stock                0            0          (11)           0
                                                     -----------  -----------  -----------  -----------
   Balance at September 30, 1996                   $     11,424 $    188,532 $     45,430 $  1,393,020
                                                     ===========  ===========  ===========  ===========

                                                        Gain/     Restricted    Treasury
                                                        Loss         Stock        Stock        Total
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1995                    $     34,127 $       (442)$    (64,834)$  1,524,820
   Net income                                                 0            0            0      176,553
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($26.25 per share)             0            0            0         (669)
     Common stock ($.55 per share)                            0            0            0      (81,722)
   Converted 7,840 shares of preferred stock
      into 336,500 shares of common stock                     0            0        4,916           (2)
   Issued 9,774,408 shares of common stock for
      bank acquisitions                                       0            0      215,002      219,828
   Issued 1,711,238 shares of common stock for
      employee benefit plans                                  0            0       27,502       15,880
   Purchased 7,870,200 shares of treasury stock               0            0     (184,593)    (184,593)
   Unrealized gains on securities available for sale    (25,389)           0            0      (25,389)
   Amortization/adjustment of restricted stock                0          434         (313)         110
                                                     -----------  -----------  -----------  -----------
   Balance at September 30, 1996                   $      8,738 $         (8)$     (2,320)$  1,644,816
                                                     ===========  ===========  ===========  ===========

                                                      Preferred     Common       Capital     Retained
                                                        Stock        Stock       Surplus     Earnings
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1996                    $     11,344 $    188,532 $     51,145 $  1,437,891
   Net income                                                 0            0            0      219,790
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($26.25 per share)             0            0            0         (390)
     Common stock ($.61 per share)                            0            0            0      (89,030)
   Converted 9,212 shares of preferred stock                  0            0            0            0
      into 395,352 shares of common stock                (4,606)           0         (518)      (2,649)
   Issued 1,040,199 shares of common stock for                0            0            0            0
      employee benefit plans                                  0            0       (5,184)      (6,129)
   Retired 5,944,300 shares of common stock                   0       (7,430)     (45,443)    (122,610)
   Purchased 1,171,900 shares of treasury stock               0            0            0            0
   Unrealized gains on securities available for sale          0            0            0            0
                                                     -----------  -----------  -----------  -----------
   Balance at September 30, 1997                   $      6,738 $    181,102 $          0 $  1,436,873
                                                     ===========  ===========  ===========  ===========

                                                        Gain/     Restricted    Treasury
                                                        Loss         Stock        Stock        Total
                                                     -----------  -----------  -----------  -----------

   Balance at December 31, 1996                    $     19,191 $          0 $     (4,056)$  1,704,047
   Net income                                                 0            0            0      219,790
   Cash dividends:                                            0            0            0            0
     Preferred stock, series D ($26.25 per share)             0            0            0         (390)
     Common stock ($.61 per share)                            0            0            0      (89,030)
   Converted 9,212 shares of preferred stock                  0            0            0            0
      into 395,352 shares of common stock                     0            0        7,772           (1)
   Issued 1,040,199 shares of common stock for                0            0            0            0
      employee benefit plans                                  0            0       27,606       16,293
   Retired 5,944,300 shares of common stock                   0            0            0     (175,483)
   Purchased 1,171,900 shares of treasury stock               0            0      (34,166)     (34,166)
   Unrealized gains on securities available for sale     (1,931)           0            0       (1,931)
                                                     -----------  -----------  -----------  -----------
   Balance at September 30, 1997                   $     17,260 $          0 $     (2,844)$  1,639,129
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

                                                                  September 30, 1997
                                         --------------------------------------------------------------
                                                                                              Market
                              12-31-96                 Average      Average     Weighted       Value
                              Notional   Notional      Receive        Pay        Average       Asset
                               Amount     Amount        Rate         Rate       Maturity    (Liability)
                              ---------  ---------   -----------  -----------  -----------  -----------

          (millions)
   Interest rate swaps      $      107 $       29          5.26 %       5.75 %     1.1 yr $      (0.20)
     Receive fixed rate             27   ----        ----         ----                      ----
       Index amortizing             62         13          5.79         7.43      1.6            (0.30)
       Other
   Receive variable                591        581          4.89                   2.0             0.20
                              ---------  ---------                                          -----------
   Interest rate floors*    $      787 $      623                                         $      (0.30)
                              =========  =========                                          ===========




   *Interest rate floors provide for the receipt of payments when the index interest rate is below the predetermined interest rate.

<\TABLE.



7.

   Subsequent Event

   On October 8, 1997, Firstar announced the formation of Elan Merchant
   Services, LLC, a joint venture with NOVA Information Systems, Inc.
   The new company will provide credit card processing services to merchants. Firstar will contribute its existing payment processing contracts to the company and NOVA will provide the technological support. Firstar, who will be the 49% partner in the company, will record a $23 million gain on the transaction in the fourth quarter of 1997.
                                                         -6-

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Forward Looking Information

  The following discussion includes forward looking statements concerning Firstar's business results that are based on estimates. Actual results could differ materially due to factors such as changes in economic conditions, compression of net interest revenue due to unanticipated declines in net interest margins and outstanding loan balances, unanticipated delays in cost reduction and revenue enhancements, and the ability to attract and retain qualified personnel. Therefore, there can be no assurance that actual results will correspond to these forward looking statements.


Financial Discussion - Income Statement

  Firstar Corporation's net income for the third quarter of 1997 was $75.3 million, or $.52 per common share, up from the $69.3 million, or $.46 per common share, for the same period last year. This represented a 13.0% increase in earnings per share.
Return on common equity was 18.51% for the third quarter of the year, compared with 17.27% for the same period last year, while return on average assets was 1.55% compared to 1.41% during the third quarter of last year.


  Net income for the first nine months of 1997 was $219.8 million, or $1.51 per common share, up from the $176.6 million, or $1.19 per common share, for the same period last year. This represented a 26.9% increase in earnings per share. Return on common equity was 18.57% for the first nine months of the year, compared with 15.35% for the same period last year, while return on average assets was 1.52% compared to 1.24% during the first nine months of last year.


  In the first quarter of 1996, Firstar recorded a $50.2 million pre-tax charge in connection with Firstar Forward, the corporate wide restructuring program. This change reduced net income by $.21 per share. The third quarter of 1996 included the Savings
Association Insurance Fund (SAIF) charge of three cents per share. This banking industry wide SAIF assessment recapitalized the savings and loan deposit insurance fund and was based upon deposits that Firstar acquired through several savings and loan acquisitions. Excluding the restructuring charge and SAIF charge from last year's results, operating earnings rose by 5.6% over the first nine months of 1996 from $1.43 per share to $1.51. Similarly adjusted, operating earnings for the current quarter rose by 6.1% over the third quarter of 1996 from $.49 per share to $.52.


 Table 1 shows the components of net income and the net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis
                                                    Three Months Ended                  Nine Months Ended
                                                       September 30                       September 30
                                                ----------------------------------  ----------------------------------
                                                   1997        1996       Change       1997        1996       Change
                                                ----------  ----------  ----------  ----------  ----------  ----------
                                                (millions of dollars)               (millions of dollars)
Interest revenue                              $     354.3 $     351.1 $       3.2 $   1,046.4 $   1,034.6 $      11.8
Taxable-equivalent adjustment                         9.1         8.4         0.7        26.6        25.4         1.2
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Interest revenue - taxable-equivalent             363.4       359.5         3.9     1,073.0     1,060.0        13.0
Interest  expense                                   166.4       161.1         5.3       484.9       476.0         8.9
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Net  interest  revenue - taxable-equivalent       197.0       198.4        (1.4)      588.1       584.0         4.1
Provision for loan losses                            11.3         8.9         2.4        30.5        29.0         1.5
Other operating revenue                             120.9       113.3         7.6       344.7       324.6        20.1
Other operating expense                             183.8       187.0        (3.2)      542.5       584.4       (41.9)
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes                        122.8       115.8         7.0       359.8       295.2        64.6
Provision for income taxes                           38.4        38.1         0.3       113.4        93.2        20.2
Taxable-equivalent adjustment                         9.1         8.4         0.7        26.6        25.4         1.2
                                                ----------  ----------  ----------  ----------  ----------  ----------
Net income                                    $      75.3 $      69.3 $       6.0 $     219.8 $     176.6 $      43.2
                                                ==========  ==========  ==========  ==========  ==========  ==========

Yield on earning assets                              8.20 %      8.13 %      0.07 %      8.15 %      8.15 %      0.00 %
Cost of interest-bearing liabilities                 4.61        4.51        0.10        4.55        4.49        0.06
                                                ----------  ----------  ----------  ----------  ----------  ----------
Interest spread                                      3.59        3.62       (0.03)       3.60        3.66       (0.06)
Impact of interest-free funds                        0.86        0.87       (0.01)       0.87        0.83        0.04
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Net interest margin                                4.45 %      4.49 %     (0.04)%      4.47 %      4.49 %     (0.02)%
                                                ==========  ==========  ==========  ==========  ==========  ==========

  Net interest revenue during the first nine months of 1997, on a taxable equivalent basis, was $588.1 million, a $4.1 million, or .7%, increase from the level experienced in the same period last year. The net interest margin was 4.47% during the first nine months compared to 4.49% a year earlier. The increase in net interest revenue was attributable to the 1.3% increase in average earning asset balances. During the third quarter of 1997, as compared to the second quarter of this year, the net interest margin remained relatively stable at 4.45%.
Competitive pricing pressures on loan and deposit rates and a shift in the funding mix to higher cost deposits and borrowed funds will continue to impact the net interest margin.

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by $12.9 million to $1,072.9 million during the first nine months of 1997 compared to the same period last year. This resulted from the increase in average earning assets through a bank acquisition which was partially offset by the decline in asset yields. Loan income rose by $17.7 million due to increased balances acquired through an acquisition while the rate earned on total loans declined by .08% to 8.61%. Securities revenue declined by $6.0 million as average balance levels were reduced.


  Total interest expense was $484.9 million during the first nine months of 1997, an increase of $8.8 million from the same period last year. Interest rates on liabilities increased from 4.49% in 1996 to 4.55% in 1997. Interest expense on total deposits increased $4.3 million in the first nine months of 1997 compared to the same period last year due to higher higher deposit levels and a change in mix of deposits from lower cost passbook and short term certificates of deposit to money market savings accounts and higher priced certificates of deposit. Interest expense on borrowed funds increased by $4.6 million due to higher average balances. In December 1996, the company issued $150 million of securities through Firstar Capital Trust
I.  These securities are being accounted for as long term debt.


  Net cash flows of off-balance sheet derivative instruments used to manage interest rate risk reduced net interest revenue by $942 thousand. This compares to a decrease in net interest revenue of $1.3 million during the same period in 1996.


Table 2.  Analysis of interest revenue and expense

                                                    Nine Months Ended September 30
                                  ---------------------------------------------------------------
                                        Interest               Total       Due to
                                  ------------------------               ------------------------
                                     1997         1996        Change       Volume        Rate
                                  -----------  -----------  -----------  -----------  -----------
                                                          (thousands of dollars)
Interest-bearing deposits
  with banks                    $        599 $        365 $        234 $        224 $         10
Federal funds sold and
  resale agreements                    4,773        3,527        1,246        1,606         (360)
Trading securities                       115          303         (188)        (269)          81
Securities                           213,247      219,289       (6,042)     (10,686)       4,644
Commercial loans                     472,026      460,518       11,508       22,230      (10,722)
Consumer loans                       382,180      376,016        6,164        3,527        2,637
                                  -----------  -----------  -----------
  Total loans                        854,206      836,534       17,672       26,015       (8,343)
                                  -----------  -----------  -----------
  Total interest revenue           1,072,940    1,060,018       12,922       13,926       (1,004)

Interest-bearing demand               18,257       16,118        2,139          479        1,660
Money market accounts                 86,814       75,160       11,654        6,898        4,756
Savings passbook                      25,360       30,515       (5,155)      (2,675)      (2,480)
Certificates of deposit              220,554      224,936       (4,382)      (3,392)        (990)
                                  -----------  -----------  -----------
  Total deposits                     350,985      346,729        4,256        1,177        3,079
Short-term borrowed funds             96,465       95,334        1,131          680          451
Long-term debt                        37,425       33,968        3,457        4,517       (1,060)
                                  -----------  -----------  -----------
  Total interest expense             484,875      476,031        8,844        3,433        5,411
                                  -----------  -----------  -----------
  Net interest revenue          $    588,065 $    583,987 $      4,078        7,647       (3,569)
                                  ===========  ===========  ===========

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.  The change attributable to both volume and  rate has been allocated proportionately to the changes due to volume and rate.

  The objective of Firstar's asset/liability management policy is to maintain adequate capital and liquidity and to manage interest rate risk to produce an acceptable level of net interest revenue. The policy is to employ an asset liability management strategy which limits the potential impact to net income over the subsequent four quarters. Using the most recent simulation modeling, Firstar was within these guidelines. The recently completed asset- liability forecast shows that consolidated net interest revenue is expected to decline by up to $8 million under the low and most likely scenarios as compared to current rates. Under a high rate scenario a reduction of $20 million in net interest revenue is possible. Under all four rate scenarios the forecast shows higher net interest income than experienced during the prior four quarters. The rate scenarios used assume an average prime rate over the next four quarters of 8.65% under the most likely, 7.41% under the low, and 9.75% under the high scenarios, as compared to the current prime rate of 8.5%.


  The provision for loan losses of $30.5 million was $1.6 million higher than last year. Net charge-offs for the first nine months of 1997 were at .31% of average outstanding loans compared to .25% a year earlier. The reserve for loan losses represented 1.58% of total loans at September 30, 1997, down from 1.62% a year earlier.


  Consumer loan losses for the third quarter of 1997 have remained level with the prior quarter. Net charge-offs on consumer loans were .59% in the current quarter compared to the high of .72% in the fourth quarter of 1996 and are slightly higher than the third quarter of 1996. Credit card charge-offs for the third quarter of 1997 were 3.66%, up slightly from the 3.52% of the second quarter, but down from the 1996 levels. Firstar expects credit card charge- offs to be in the range of 3.25% to 4.25% over the next twelve months. Commercial loan charge-offs increased during the quarter from the unusually low levels in the prior two quarters.


 Nonperforming assets were $83.0 million at September 30, 1997 which represented .61% of total loans and foreclosed assets. This was a reduction of $8.9 million and $9.5 million from the prior quarter and one year ago, respectively. Loans past due 90 days or more rose by $22.9 million from the prior quarter level to $95.8 million. This was attributable to a few loans which were in the process of renewal and were subsequently removed from past due status.


Table 3. Net loan charge-offs

                                                                   Quarter ended
                             ----------------------------------------------------------------------------------
                              9-30-97     6-30-97     3-31-97     12-31-96    9-30-96     6-30-96     3-31-96
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                               (thousands of dollars)
Credit card                $     6,172 $     5,673 $     5,556 $     8,304 $     6,162 $     5,674 $     4,746
Other consumer                   2,485       2,869       4,497       2,314       1,800       2,722       1,072
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Total consumer                 8,657       8,542      10,053      10,618       7,962       8,396       5,818
Commercial                       3,034         363        (333)      4,438         986         266         274
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Total net charge-offs    $    11,691 $     8,905 $     9,720 $    15,056 $     8,948 $     8,662 $     6,092
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========

Net charge-offs as a % of:
Credit card                       3.66 %      3.52 %      3.44 %      5.11 %      3.94 %      3.81 %      3.20 %
Other consumer                    0.19        0.22        0.36        0.17        0.14        0.22        0.08
  Total consumer                  0.59        0.59        0.71        0.72        0.55        0.60        0.41
Commercial                        0.16        0.02       (0.02)       0.24        0.05        0.02        0.02
  Total loans                     0.35        0.27        0.30        0.46        0.27        0.27        0.19




  Other operating revenue, excluding securities gains and losses, was $343.6 million in the first nine months of 1997, an increase of 5.9% from the same period last year. Table 4 shows the composition of other operating revenue.

Table 4.  Other operating revenue
                                                Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                          ----------------------------------    ----------------------------------
                                             1997        1996       Change         1997        1996       Change
                                          ----------  ----------  ----------    ----------  ----------  ----------
                                          (thousands of dollars)                (thousands of dollars)
Trust and investment management fees    $    44,829 $    37,414        19.8 %  $  127,298 $   110,104        15.6 %
Service charges on deposit accounts          21,963      23,060        (4.8)       65,154      66,477        (2.0)
Credit card service revenue                  18,989      18,100         4.9        54,251      50,814         6.8
Mortgage loan servicing                       2,988       6,874       (56.5)        9,446      17,724       (46.7)
Mortgage loan origination                    10,457       6,170        69.5        23,052      19,384        18.9
Data processing fees                          5,224       4,687        11.5        15,159      13,851         9.4
Insurance revenue                             2,487       3,881       (35.9)        8,332       8,389        (0.7)
Brokerage revenue                             2,818       2,301        22.5         8,261       8,252         0.1
International fees                            1,741       1,565        11.2         4,827       4,342        11.2
Foreign exchange gains                          641         586         9.4         2,049       1,844        11.1
ATM fees                                      1,868       1,412        32.3         4,349       3,983         9.2
Safe deposit fees                             1,106         901        22.8         3,582       3,010        19.0
Trading securities gains                        196         635       (69.1)          922       1,549       (40.5)
Other                                         5,568       5,743        (3.0)       16,894      14,842        13.8
                                          ----------  ----------                ----------  ----------
  Subotal                                   120,875     113,329         6.7       343,576     324,565         5.9
Securities (losses) gains                        31          22                     1,157          64
  Total                                   ----------  ----------                ----------  ----------
                                        $   120,906 $   113,351         6.7 %  $  344,733 $   324,629         6.2 %
                                          ==========  ==========                ==========  ==========




  Other operating revenue represents 37.0% of total taxable equivalent revenue for the first nine months of 1997 compared to 35.7% for the same period one year ago.


  Trust and investment management fees are the single largest source of fee revenue, contributing $127.3 million, or 37%, of other operating revenue. This level represents a 15.6% growth in revenue during the first nine months of 1997 compared to the same period last year. Trust and investment assets under management were $25.1 billion on September 30, 1997, a 20.9% increase from the year earlier level due to both the result of general market appr- eciation and additional net new business. Additionally, assets held in custody accounts rose by 37.1% to a level of $91.2 billion due in part to increased mutual fund services business. The increased volatility of equity markets and interest rates may have a significant effect on trust and investment management fees in the coming months.

  Revenue from service charges on deposit accounts at $65.2 million for the first nine months of 1997 was 2.0% below last year.

  Credit card service revenues are the third largest source of fee revenue, totaling $54.3 million during the first nine months of 1997. This level represented a 6.8% increase over the same period last year. Increased cardholder fees and interbank fees have contributed to this revenue growth.


  Mortgage loan servicing revenues declined by 46.7% from the year earlier level due to gains on the sale of servicing rights last year and the resulting lower level of serviced loans. Revenue from mortgage loan originations activity for the first nine months of this year increased 18.9% due to a gain on sale of portfolio mortgages in the third quarter of $1.4 million and continued improvement in origination volumes during the past two quarters.


  The remaining sources of other operating revenue derive from a wide range of services and aggregated $64.4 million, an increase of 7.2% over the first nine months of 1996. This year's revenue included $1.6 million of nonrecurring items.


  Other operating expense declined to a level of $542.5 million for the first nine months of 1997. Excluding the restructuring charges and SAIF assessment, expenses increased by 3.1%. Personnel costs increased less than 1%. Nonpersonnel expense, excluding the one-time charges, increased by 5.8%. The detail of other operating expense is shown in Table 5.
                                  -10-

  Full-time equivalent personnel headcount was 7,755 on September 30, 1997, down from 8,420 one year earlier. Staff reductions have occurred under the corporate wide restructuring program. The impact of the staff reductions was offset by increases in temporary staffing costs, higher variable pay, employees added through the bank acquisition, and normal salary increases for all employees. Increased temporary staffing has occurred as these resources are dedicated to implement technology related enhancements, including year 2000 compliance changes, and to staff operation areas of the company. Employee benefit expense has declined due to lower pension and other postretirement benefit costs.


  Business development expense rose by 15.7% from a somewhat unrepresentative lower level last year and as a result of increased focus on customer development activities this year. Professional fees increased 17.6% due to some one-time costs and increased use of outside consultants in various areas of the
company to implement process improvement changes.   Processing
losses increased 37.2% due to higher fraud losses and other one-time losses incurred through the centralization of various operational functions. All other operating expenses totaled $199.7 million, an increase of 3.1% over the first nine months of 1996.

  During the first quarter of 1996, Firstar recorded a $50.2 million charge in connection with Firstar Forward, the corporate wide restructuring program which was announced in January 1996. This program was completed in June 1997. The 1996 charge included severance accruals of $24.0 million associated with staff reductions of approx- imately 1,500 people, fixed asset writedowns of $3.9 million and other project costs of $22.3 million. There are approximately $2.4 million of remaining cash payments to be made as of September 30, 1997.


  The efficiency ratio, which is the ratio of expense to revenue, was 58.2% in the first nine months of 1997 compared to 57.9% a year earlier.



Table 5.  Other operating expense
                                            Three Months Ended                    Nine Months Ended
                                               September 30                          September 30
                                       ----------------------------------    ----------------------------------
                                          1997        1996       Change         1997        1996       Change
                                       ----------  ----------  ----------    ----------  ----------  ----------
                                       (thousands of dollars)                (thousands of dollars)
Salaries                             $    82,942 $    78,234         6.0 %  $  245,184 $   236,908         3.5 %
Employee benefits                         15,605      17,338       (10.0)       50,502      56,087       (10.0)
                                       ----------  ----------                ----------  ----------
  Total personnel expense                 98,547      95,572         3.1       295,686     292,995         0.9

Net occupancy expense                     16,061      16,782        (4.3)       47,567      47,356         0.4
Equipment expense                         16,476      15,644         5.3        49,233      46,041         6.9
Business development                       6,945       6,875         1.0        21,622      18,683        15.7
F.D.I.C. insurance                           599         398        50.5         1,902       2,130       (10.7)
Stationery and supplies                    5,423       5,769        (6.0)       16,282      17,814        (8.6)
Delivery                                   5,191       4,956         4.7        14,833      14,471         2.5
Professional fees                          5,716       6,159        (7.2)       18,335      15,591        17.6
Information processing expense             6,392       5,550        15.2        17,161      15,371        11.6
Amortization of intangibles                4,375       5,102       (14.2)       13,001      12,491         4.1
Employee education/recruiting              2,495       2,136        16.8         6,523       4,976        31.1
Federal Reserve processing fees            1,990       1,552        28.2         5,171       4,085        26.6
Commissions and service fees               1,512       1,451         4.2         4,015       4,381        (8.4)
Wire communication                         2,510       2,361         6.3         7,539       7,262         3.8
Processing and other losses                3,654       1,541       137.1         7,131       5,198        37.2
Credit card assessment fees                1,474       1,561        (5.6)        4,285       4,355        (1.6)
Net foreclosed assets expense(income)        (87)        126                      (145)        662
Published information                        828         691        19.8         2,190       1,932        13.4
Insurance                                    529         803       (34.1)          896       1,425       (37.1)
Other                                      3,134       4,014       (21.9)        9,261       9,039         2.5
                                       ----------  ----------                ----------  ----------
  Total nonpersonnel expense              85,217      83,471         2.1       246,802     233,263         5.8
Restructuring charges                          0           0                         0      50,237
SAIF assessment                                0       7,969                         0       7,969
                                       ----------  ----------                ----------  ----------
  Total other operating expense      $   183,764 $   187,012        (1.7)%  $  542,488 $   584,464        (7.2)%
                                       ==========  ==========                ==========  ==========



   Income tax expense was $113.4 million in the first nine months of 1997 compared to $93.0 million in the same period last year. The effective tax rate was 34.0% in 1997 compared to 34.5% in 1996.


Financial Discussion - Balance Sheet

  Total assets on September 30, 1997 were $19.8 billion, up $2.4 million from December 31, 1996 and down $145 million from a year earlier. Earning assets totaled $17.8 billion, up $203 million from year end. Earning assets have increased $119 million, or
 .7% from a year earlier.


  Average loans totaled $13.3 billion during the first nine months of 1997, an increase of $403 million, or 3.1% from a year earlier. A bank acquisition which occurred in the third quarter of last year added approximately $625 million of loans. Exclusive of this acquisition related impact, average loans declined by .3% from a year ago.


  Commercial loans averaged $7.5 billion during the first nine months of 1997, an increase of $349 million, or 4.9% from a year earlier. Excluding loans acquired through the bank acquisition, commercial loans declined by .1% from last year. Average loans have increased during the past three quarters when compared with the immediate prior quarter at an annualized rate of 1.6% in the third quarter, 8.4% in the second quarter and 3.9% in the first quarter. While this loan growth is encouraging, competitive pressures are leading to narrower interest spreads for commercial lending.


  Consumer loans, excluding residential mortgages, averaged $3.2 billion, an increase of $253 million, or 8.5% over the first nine months of 1996. Excluding loans from the bank acquisition, consumer lending increased by 6.3%. Good growth has occurred in home equity loans and credit card loans, which are up 17.2% and 8.4% respectively, excluding acquisition impacts from the same period one year ago.


  Residential mortgage loans, exclusive of loans acquired through bank acquisition and loans held for sale, declined by 5.9% on average from the first nine months of 1996. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Firstar's strategy is to originate and sell mortgages into the secondary market thereby reducing the amount of mortgages held on the balance sheet.

  Total securities, including both those designated as available for sale and those held to maturity averaged $4.2 billion during the first nine months of 1997 compared with $4.4 billion a year earlier. Similar to portfolio mortgages, Firstar has reduced the size of its investment portfolio through normal run-off and redeploying the proceeds to loans or reduce short-term borrowed funds.


  Funding sources, consisting of deposits and borrowed funds, averaged $17.4 billion during the first nine months of 1997. Total deposits averaged $14.3 billion, a decrease of 2.4% from a year ago excluding the bank acquisition impact. Increased competition for consumer deposits and continued consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.


  Borrowed funds averaged $3.1 billion during the first nine months of 1997, up 2.1% from a year earlier. In December 1996 Firstar issued through Firstar Capital Trust I, $150 million of Trust Capital Securities. These securities qualify as Tier 1 capital and are mandatorily redeemable in 30 years. These securities are included in long term debt at September 30, 1997.
 This is a change from the presentation in Firstar's 1996 Form 10-K wherein these securities were classified as a minority interest.


  Stockholders' equity totaled $1,639 million at September 30, 1997, a decrease of $65 million from year end 1996. Firstar repurchased and retired 5,944,300 shares of its common stock during the first five months of this year under its previously announced stock buyback plan which authorized up to 12 million shares for repurchase. Additionally, 1,171,900 shares of common stock were purchased and placed in treasury stock for reissuance under stock option plans and convertible securities during the first nine months of 1997. Shares reissued under option plans and conversions totaled 1,435,551 during the first nine months of 1997.
                                     -12-

  Firstar's capital management plan strives to match longer term capital needs with maintaining sound capital levels. It is Firstar's policy to manage tier 1 leverage to the top quartile level of its peer group which was 8.97% at the end of the second quarter of 1997. Firstar's tier 1 leverage ratio was 8.28% at September 30, 1997. Future purchases by Firstar of its common stock for retirement will take into consideration the goal of returning to the top quartile range of its peers for the tier 1 leverage ratio.

  On October 16, 1997, the board of directors declared a quarterly dividend to common stockholders of $.21 per share.
The dividend is payable November 15 to shareholders of record on October 27. The board also declared a quarterly dividend of $8.75 per Series D preferred share payable December 31 to stockholders of record on December 15.



Table 6.  Capital components and ratios
                                                                         September 30  December 31   September 30
                                                                         1997          1996          1996
                                                                         ------------  ------------  ------------
                                                                         (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                 $   1,639,129 $   1,704,047 $   1,644,816
  Trust capital securities                                                   150,000       150,000             0
  Unrealized (gains) losses on securities available for sale                 (17,260)      (19,191)       (8,738)
  Minority interest in subsidiaries                                            2,798         2,384         2,278
  Less disallowed intangibles                                               (191,507)     (200,540)     (189,814)
                                                                         ------------  ------------  ------------
    Total Tier I capital                                                   1,583,160     1,636,700     1,448,542

Allowable reserve for loan losses                                            185,789       175,725       177,724
Allowable long-term debt                                                      40,000        75,668        75,668
                                                                         ------------  ------------  ------------
    Total Tier II capital                                                    225,789       251,393       253,392
                                                                         ------------  ------------  ------------
    Total capital                                                      $   1,808,949 $   1,888,093 $   1,701,934
                                                                         ============  ============  ============

Risk-adjusted assets                                                   $  14,835,573 $  14,020,587 $  14,181,132

Tier I capital to risk-adjusted assets                                         10.67 %       11.67 %       10.21 %
Total capital to risk-adjusted assets                                          12.19         13.47         12.00
Tier I leverage ratio                                                           8.28          8.55          7.49


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
----------------------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                              Quarter ended                  Nine Months ended
                                         September 30                           September 30
                                         ----------------------       ------------------------------
                                             1997       1996                1997          1996
                                         ----------------------       ------------------------------
Earnings and Dividends
Net income                               $   75,287 $   69,272        $     219,790 $     176,553
Per common share:
  Net income                                   0.52       0.46                 1.51          1.19
  Dividends                                    0.21       0.19                 0.61          0.55
  Stockholders' equity                         0.00       0.00                11.28         10.86

Performance Ratios
Return on average assets                       1.55 %     1.41 %               1.52 %        1.24 %
Return on average common equity               18.51      17.27                18.57         15.35
Dividend payout ratio                         40.38      41.30                40.40         46.22
Equity to assets                               0.00       0.00                 8.29          8.26
Net loan charge-offs as a percentage
  of average loans                             0.35       0.27                 0.31          0.25
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                       0.00       0.00                 0.61          0.70
Net interest margin                            4.45       4.49                 4.47          4.49
Efficiency ratio*                             57.82      57.44 *              58.23         57.92 *
Fee revenue as a percentage
  of average assets                            2.48       2.31                 2.38          2.27

Statistical Data
Full-time equivalent staff (at quarter end)       0          0                7,755         8,420
Average common shares
  outstanding (000's)                       144,611    149,416              145,265       147,285
Actual common shares
  outstanding (000's at quarter end)              0          0              144,655       150,389

Stock Price Information
High                                     $   38.000 $   24.563        $      38.000 $      24.875
Low                                          30.625     21.438               25.563        18.313
Close                                        36.250     24.438               36.250        24.438




*Excludes nonrecurring items.



                                                   -14-



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended September 30
                                ------------------------------------------------------------------------
                                                  1997                                  1996
                                ------------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $     22,039 $       313      5.63 %  $      8,820 $       108   4.87 %
Federal funds sold and
 resale agreements                    76,183       1,083      5.64         121,716       1,829   5.98
Trading securities                     1,166          16      5.44           8,799          35   1.58
Securities:
  Taxable                          2,913,495      49,162      6.72       3,215,682      52,411   6.50
  Nontaxable                       1,242,398      22,273      7.17       1,116,720      20,150   7.22
                                  -----------  ----------               -----------  ----------
 Total securities                  4,155,893      71,435      6.86       4,332,402      72,561   6.69
Loans:
  Commercial                       7,542,064     161,146      8.48       7,352,926     158,365   8.57
  Consumer                         5,815,916     129,360      8.85       5,789,922     126,606   8.72
                                  -----------  ----------               -----------  ----------
  Total loans                     13,357,980     290,506      8.64      13,142,848     284,971   8.64
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,613,261     363,353      8.20      17,614,585     359,504   8.13
Reserve for loan losses             (212,240)                             (213,171)
Cash and due from banks              987,957                             1,069,877
Other assets                         929,540                             1,039,556
                                  -----------                           -----------
  Total assets                  $ 19,318,518                          $ 19,510,847
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,599,625 $     6,489      1.61 %  $  1,562,501 $     5,509   1.40 %
Money market accounts              2,767,882      30,317      4.35       2,644,523      26,594   4.00
Savings passbook                   1,416,480       8,076      2.26       1,599,096      10,004   2.49
Certificates of deposit            5,306,137      74,798      5.59       5,346,708      76,115   5.66
Short-term borrowed funds          2,495,752      33,507      5.33       2,471,395      32,876   5.29
Other debt                           755,803      13,211      6.99         600,082      10,054   6.70
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,341,679     166,398      4.61      14,224,305     161,152   4.51
Demand deposits                    3,127,312                             3,393,956
Other liabilities                    231,278                               290,191
Stockholders' equity               1,618,249                             1,602,395
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,318,518                          $ 19,510,847
                                  ===========                           ===========
Net interest
  revenue/margin                             $   196,955      4.45 %               $   198,352   4.49 %
                                               ==========                            ==========

:


                                                                     Nine months ended September 30
                                ------------------------------------- ----------------------------------
                                                  1997                                  1996
                                  ----------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $     15,895 $       599      5.04 %  $      9,938 $       365   4.91 %
Federal funds sold and
 resale agreements                   118,911       4,773      5.37          82,070       3,527   5.74
Trading securities                     2,514         115      6.12           8,924         303   4.54
Securities:
  Taxable                          2,989,346     149,017      6.66       3,271,382     157,943   6.44
  Nontaxable                       1,195,214      64,230      7.17       1,124,249      61,346   7.28
                                  -----------  ----------               -----------  ----------
  Total securities                 4,184,560     213,247      6.80       4,395,631     219,289   6.66
Loans:
  Commercial                       7,472,054     472,026      8.45       7,122,763     460,518   8.64
  Consumer                         5,788,107     382,180      8.82       5,734,525     376,016   8.75
                                  -----------  ----------               -----------  ----------
  Total loans                     13,260,161     854,206      8.61      12,857,288     836,534   8.69
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,582,041   1,072,940      8.15      17,353,851   1,060,018   8.15
Reserve for loan losses             (212,559)                             (205,119)
Cash and due from banks              991,819                             1,039,184
Other assets                         918,800                               905,690
                                  -----------                           -----------
  Total assets                  $ 19,280,101                          $ 19,093,606
                                  ===========                           ===========
Liabilities and
  Stockholders' Equity
Interest-bearing demand         $  1,588,389 $    18,257      1.54 %  $  1,544,880 $    16,118   1.39 %
Money market accounts              2,751,338      86,814      4.22       2,529,782      75,160   3.97
Savings passbook                   1,468,081      25,360      2.31       1,616,297      30,515   2.52
Certificates of deposit            5,300,002     220,554      5.56       5,379,349     224,936   5.59
Short-term borrowed funds          2,439,833      96,465      5.29       2,422,597      95,334   5.26
Other debt                           707,361      37,425      7.06         660,488      33,968   6.86
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,255,004     484,875      4.55      14,153,393     476,031   4.49
Demand deposits                    3,174,327                             3,111,532
Other liabilities                    263,600                               285,290
Stockholders' equity               1,587,170                             1,543,391
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,280,101                          $ 19,093,606
                                  ===========                           ===========

Net interest
  revenue/margin                             $   588,065      4.47 %               $   583,987   4.49 %
                                               ==========                            ==========




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



November 14, 1997