Form 10-K
period 1997-12-31
FIRSTAR CORP /WI/
filed 1998-03-13
CIK 37076

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

For the Fiscal Year Ended December 31, 1997       Commission File Number 1-2981

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

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
----

     As of February 27, 1998, 145,074,999 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by nonaffiliates was approximately $5.4 billion.

                      Documents Incorporated by Reference:

     Portions of the 1998 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I
     Item 1  -  Business....................................................               2
     Item 2  -  Properties..................................................               5
     Item 3  -  Legal Proceedings...........................................               5
     Item 4  -  Submission of Matters to a Vote of Security Holders.........               5
PART II
     Item 5  -  Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................               5
     Item 6  -  Selected Financial Data.....................................               6
     Item 7  -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................               7
     Item 7A -  Quantitative and Qualitative Disclosures About Market
                Risk........................................................    21-23, 31-32
     Item 8  -  Financial Statements and Supplementary Data.................              26
     Item 9  -  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................              57
PART III
     Item 10 -  Directors and Executive Officers of the Registrant..........              57
     Item 11 -  Executive Compensation......................................              57
     Item 12 -  Security Ownership of Certain Beneficial Owners and
                Management..................................................              57
     Item 13 -  Certain Relationships and Related Transactions..............              57
PART IV
     Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................              57
     Signatures.............................................................              59

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Firstar Corporation is a registered bank holding company incorporated in Wisconsin in 1929. Firstar Corporation ("Firstar") is the largest bank holding company headquartered in Wisconsin. Firstar's two bank subsidiaries in Wisconsin had total assets of $10.5 billion at December 31, 1997. Its one bank in Iowa, one Illinois bank and one Minnesota bank had total assets of approximately $2.7 billion, $2.7 billion and $2.5 billion, respectively, as of December 31, 1997. Firstar has one bank in Phoenix, Arizona with total assets of $184 million. Firstar's principal subsidiary, Firstar Bank Milwaukee, N.A., had total assets of $6.6 billion which represented 33 percent of Firstar's consolidated assets at December 31, 1997. Subsidiary asset totals are net of intercompany balances.

     Firstar provides banking services throughout Wisconsin and Iowa and in the Chicago, Minneapolis-St. Paul and Phoenix metropolitan areas. Its Wisconsin bank subsidiaries operate in 116 locations, with offices in eight of the ten largest metropolitan population centers of the state, including 41 offices in the Milwaukee metropolitan area. Its Iowa bank subsidiary operates in 50 locations; its Illinois bank subsidiary in 40 locations; its Minnesota bank subsidiary in 30 locations; and its Arizona bank in four locations. Firstar also provides trust services in its five-state banking locations and in Florida at one location. Firstar's bank subsidiaries provide a broad range of financial services for companies based in Wisconsin, Iowa, Illinois and Minnesota, national business organizations, governmental entities and individuals. These commercial and consumer banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; and issuing and servicing credit cards. The bank subsidiaries also engage in correspondent banking and provide trust and investment management services to individual and corporate customers. Firstar Bank Milwaukee, N.A. also conducts international banking services consisting of foreign trade financing, issuance and confirmation of letters of credit, funds collection and foreign exchange transactions. Nonbank subsidiaries provide retail brokerage services, trust and investment management services, residential mortgage banking activities, title insurance, business insurance, consumer and credit related insurance, and corporate computer and operational services.

COMPETITION

     Banking and bank-related services is a highly competitive business. Firstar's subsidiaries compete primarily in Wisconsin, Iowa, Illinois and Minnesota. Firstar and its subsidiaries have numerous competitors, some of which are larger and have greater financial resources. Firstar competes with other commercial banks and financial intermediaries, such as savings banks, savings and loan associations, credit unions, mortgage companies, leasing companies and a variety of financial services and advisory companies located throughout the country.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (14) of Firstar as of December 31, 1997. All of these officers are elected annually by their respective boards of directors. All of the officers have been employed by Firstar and/or one or more of its subsidiaries during the past five years. There are no family relationships between any of the executive officers.

                   NAME                     AGE                          POSITION
                   ----                     ---                          --------
Roger L. Fitzsimonds......................  59     Chairman of the Board and Chief Executive Officer of
                                                   Firstar (Since February 1991)

John A. Becker............................  55     President and Chief Operating Officer of Firstar
                                                   (Since January 1990)

Chris M. Bauer............................  49     Senior Executive Vice President of Firstar (Since
                                                   January 1996)

Richard W. Schoenke.......................  54     Senior Executive Vice President of Firstar (Since
                                                   January 1996)

Steven R. Parish..........................  40     Executive Vice President of Firstar (Since April
                                                   1996)

Jay B. Williams...........................  46     President of Firstar Bank Illinois (Since January
                                                   1995)

Michael J. Schmitz........................  63     Executive Vice President of Firstar (Since September
                                                   1990)

Jon H. Stowe..............................  53     Executive Vice President of Firstar (Since January
                                                   1995)

Dennis R. Fredrickson.....................  53     Senior Vice President of Firstar (Since October 1988)

Larry A. Greves...........................  50     Senior Vice President of Firstar (Since January 1992)

John R. Heistad...........................  51     Senior Vice President and Chief Credit Officer of
                                                   Firstar (Since January 1992)

Howard H. Hopwood III.....................  52     Senior Vice President and General Counsel of Firstar
                                                   (Since January 1986)

Ronald E. Roder...........................  49     Senior Vice President of Firstar Bank Milwaukee
                                                   (Since December 1988)

Jeffrey B. Weeden.........................  41     Senior Vice President -- Finance and Chief Financial
                                                   Officer of Firstar (Since April 1996)

ITEM 2. PROPERTIES

     On December 31, 1997, Firstar had 241 banking locations, of which 162 were owned and 79 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See Item 6 of this document for information on stock price ranges and dividends. The principal markets for the quotations of stock prices are the New York Stock Exchange and Chicago Stock Exchange. There were 11,972 holders of record of Firstar's $1.25 par value Common Stock on February 27, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            --------   --------   --------   --------   --------
                                                  (thousands of dollars, except per share)
EARNINGS AND DIVIDENDS
Net interest revenue......................  $750,385   $749,886   $725,947   $698,838   $659,939
Provision for loan losses.................    54,658     42,647     36,756     23,891     29,090
Other operating revenue...................   491,139    440,452    392,197    370,619    392,918
Other operating expense...................   744,018    773,330    734,122    706,185    689,274
Net income................................   295,209    250,177    228,913    226,673    227,938
Per common share:
  Net income..............................      2.03       1.68       1.50       1.49       1.50
  Net income assuming dilution............      2.00       1.66       1.48       1.47       1.49
  Dividends...............................       .82        .74        .66        .58        .50
  Stockholders' equity....................     11.65      11.26      10.31       9.73       8.89
Average common shares (000s)..............   145,143    148,061    151,432    150,391    148,262
Average common shares -- assuming dilution
  (000's).................................   147,306    150,436    154,856    154,489    152,930
------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average assets..................      1.53%      1.31%      1.26%      1.37%      1.49%
Return on average common equity...........     18.41      15.95      15.11      15.96      17.81
Equity to assets..........................      8.53       8.62       7.95       8.41       8.28
Total risk-based capital..................     11.71      13.47      12.45      13.18      13.17
Net loan charge-offs as a percentage of
  average loans...........................       .37        .30        .27        .25        .25
Nonperforming assets as a percentage of
  loans and foreclosed assets.............       .52        .72        .77        .69        .81
Net interest margin.......................      4.47       4.51       4.55       4.89       5.04
Efficiency ratio..........................     59.34*     58.17*     61.43*     61.75*     63.53
Fee revenue as a percentage of average
  assets..................................      2.42*      2.30       2.18       2.26       2.56
------------------------------------------------------------------------------------------------
                                                           (millions of dollars)
BALANCE SHEET AT DECEMBER 31
Total assets..............................  $ 19,844   $ 19,767   $ 19,168   $ 17,994   $ 16,412
Securities................................     4,160      4,217      4,475      3,974      3,360
Loans:
  Commercial loans........................     7,721      7,312      6,966      6,710      5,996
  Consumer loans..........................     3,464      3,224      2,944      2,813      2,561
  Consumer mortgage loans.................     2,384      2,660      2,723      2,383      2,268
     Total loans..........................    13,569     13,196     12,633     11,906     10,825
Earning assets............................    17,819     17,626     17,233     16,293     14,551
Deposits:
  Core deposits...........................    14,043     14,369     13,403     12,818     12,689
  Other deposits..........................       671        845        909        591        444
     Total deposits.......................    14,714     15,214     14,312     13,409     13,133
Short-term borrowed funds.................     2,121      1,869      2,303      2,196      1,178
Long-term debt............................     1,058        697        734        574        486
Stockholders' equity......................     1,693      1,704      1,525      1,513      1,359
------------------------------------------------------------------------------------------------
STOCK PRICE INFORMATION
High......................................  $  43 11/16 $  26 7/8 $  20 1/2  $  17 11/16 $  18 5/8
Low.......................................  25 9/16    18 5/16    13 1/8     12 9/16    14 11/16
Close.....................................  42 7/16    26 1/4     19 13/16   13 7/16    15 3/8
------------------------------------------------------------------------------------------------

* The calculation excludes certain gains and/or expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     This review contains certain forward looking statements concerning Firstar's business results that are based on estimates. Actual results could differ materially due to factors such as changes in economic conditions, compression of net interest revenue due to unanticipated declines in net interest margins and outstanding loan balances, unanticipated delays in cost reduction and revenue enhancements, and the ability of the company to attract and retain qualified personnel. Therefore, there can be no assurances that actual results will correspond to these forward-looking statements.

HIGHLIGHTS

     Firstar recorded net income in 1997 of $295.2 million, an 18.0% increase over the $250.2 million earned in 1996. Earnings per common share, on a diluted basis, were $2.00 in 1997, an increase of 20.5% over the $1.66 earned in 1996. In 1995, net income was $228.9 million, or $1.48 per common share, on a diluted basis.

     Return on average common equity was 18.41% in 1997 compared with 15.95% in 1996 and 15.11% in 1995. Return on average assets for 1997 was 1.53% compared with 1.31% in 1996 and 1.26% in 1995.

     Major factors affecting underlying earning trends during the past three years were:

     - Net interest revenue during 1997, on a taxable-equivalent basis, was essentially level with 1996, increasing only 0.3%. This compares to the 3.2% increase during 1996. Increased average earning asset balances during these periods contributed to higher net interest revenue.

     - Net interest margins declined modestly, with the 1997 margin at 4.47% compared with 4.51% in 1996 and 4.55% in 1995, thus reducing the impact of the higher average earning asset balances.

     - Growth in several fee revenue businesses continued, with trust and investment management fees up 18.2% in 1997 and 10.2% in 1996. Overall, fee revenue grew by 6.2% in 1997, excluding securities transactions and a gain on the formation of a joint venture to provide credit card processing services to merchants. This follows the 10.7% growth in fee revenues realized in 1996.

     - The provision for loan losses increased to $54.7 million in 1997 from $42.6 million in 1996 and $36.8 million in 1995. Higher consumer loan charge-offs were a factor in the increased loan loss provisions.

     - Operating expenses increased by 4.5%, excluding certain restructuring charges and other expenses incurred in 1996. This compares to an increase of 0.2% during 1996.

     Total nonperforming assets were $70.4 million at the end of the year, a decrease of $24.7 million from the prior year end. Nonperforming assets as a percent of loans and foreclosed assets were .52% at December 31, 1997 compared to .72% a year earlier. This represents a historically low level for the company.

     Stockholders' equity stood at $1.7 billion at the end of 1997. Market capitalization was $6.1 billion, an increase of 56% from a year earlier. Capital strength, by all measures, remains strong.

NET INTEREST REVENUE

     Net interest revenue, which comprises interest revenue and loan-related fees less interest expense, is the principal source of earnings for Firstar. Net interest revenue is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. The net interest margin is net interest revenue expressed as a percentage of average earning assets. To permit comparisons, net interest revenue and margins in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a taxable-equivalent basis. Table 1 shows the components of net interest revenue, net income and net interest margin for the last three years.

                                    TABLE 1

            CONDENSED INCOME STATEMENTS -- TAXABLE-EQUIVALENT BASIS

                                                                                CHANGE FROM PRIOR YEAR
                                                                        --------------------------------------
                                                                          1997 VS 1996          1996 VS 1995
                                                                        ----------------      ----------------
                                         1997       1996       1995     AMOUNT   PERCENT      AMOUNT   PERCENT
                                       --------   --------   --------   ------   -------      ------   -------
                                                                (millions of dollars)
Interest revenue.....................  $1,401.5   $1,382.9   $1,347.8   $18.6      1.3%       $35.1      2.6%
Taxable-equivalent adjustment........      35.8       34.1       33.4     1.7      5.0           .7      2.1
                                       --------   --------   --------   ------                ------
Interest revenue --
  taxable-equivalent.................   1,437.3    1,417.0    1,381.2    20.3      1.4         35.8      2.6
  Interest expense...................     651.1      633.0      621.8    18.1      2.9         11.2      1.8
                                       --------   --------   --------   ------                ------
  Net interest revenue --
    taxable-equivalent...............     786.2      784.0      759.4     2.2       .3         24.6      3.2
Provision for loan losses............      54.7       42.6       36.8    12.1     28.4          5.8     15.8
Other operating revenue..............     491.1      440.4      392.2    50.7     11.5         48.2     12.3
Other operating expense..............     744.0      773.3      734.1   (29.3)    (3.8)        39.2      5.3
                                       --------   --------   --------   ------                ------
  Income before income taxes.........     478.6      408.5      380.7    70.1     17.2         27.8      7.3
Provision for income taxes...........     147.6      124.2      118.4    23.4                   5.8
Taxable-equivalent adjustment........      35.8       34.1       33.4     1.7                    .7
                                       --------   --------   --------   ------                ------
  Net income.........................  $  295.2   $  250.2   $  228.9   $45.0     18.0        $21.3      9.3
                                       ========   ========   ========   ======                ======
Yield on earning assets..............      8.17%      8.14%      8.28%    .03%                 (.14)%
Cost of interest-bearing
  liabilities........................      4.57       4.48       4.59     .09                  (.11)
                                       --------   --------   --------   ------                ------
Interest spread......................      3.60       3.66       3.69    (.06)                 (.03)
Impact of interest-free funds........       .87        .85        .86     .02                  (.01)
                                       --------   --------   --------   ------                ------
  Net interest margin................      4.47%      4.51%      4.55%   (.04)%                (.04)%
                                       ========   ========   ========   ======                ======

     During 1997, net interest revenue increased 0.3% to $786.2 million. This follows a growth of 3.2% in 1996. The growth in both years resulted from higher average earning asset balances. Average earning assets rose by 1.1% during 1997 and by 4.2% in 1996. A portion of this growth in earning assets was attributable to a bank acquisition completed in 1996. This positive impact was somewhat offset by a reduction in the net interest margin in both years.

     The net interest margin for 1997 was 4.47% compared with 4.51% in 1996 and 4.55% in 1995. The margin has shown modest declines during the past two years. Competitive pricing pressures on loan and deposit rates and a shift in the funding mix to higher cost deposits and borrowed funds has and will continue to impact the net interest margin.

     The interest rate earned on average earning assets rose slightly in 1997 by .03% to 8.17% from 8.14% in 1996. The corresponding increase in the cost of funds rate was .09%, resulting in the decline in the net interest margin in 1997. The rate earned on average earning assets in 1996 declined by .14%. The corresponding reduction in the cost of funds rate was .11%, thus reducing the net interest margin in 1996. The contribution of interest free funds, primarily in the form of demand deposits, remained relatively level in the .85% to .87% range during the past three years.

     Foregone interest on nonperforming loans and foreclosed assets reduced net interest revenue by $5.2 million in 1997, $4.9 million in 1996 and $5.4 million in 1995. This resulted in corresponding reductions in net interest margin of
 .03% in each of the last three years. This nominal impact is a reflection of Firstar's continued low level of nonperforming assets.

     Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue increased by 1.4% to $1,437.3 million in 1997. This resulted from the 1.1% increase in earning assets along with the .03% increase in the rate earned. Interest income on loans rose by 2.3% due to increased average loan balances partially offset by lower commercial loan yields. Securities interest income declined with the reduction in the average balance levels partially offset by the improvement in the yield. Total interest revenue increased by 2.6% to $1,417.0 million in 1996. This resulted from an increase of 4.2% in average earning assets partially offset by the decline in the rate earned. Interest income on loans rose by 2.9% due to loan balance increases partially offset by lower commercial loan yields. Securities income rose due to the higher average balance levels.

                                    TABLE 2

                    ANALYSIS OF INTEREST REVENUE AND EXPENSE

                                                                             1997 VS 1996                    1996 VS 1995
                                                                    ------------------------------   ----------------------------
                                           INTEREST                                  DUE TO                          DUE TO
                             ------------------------------------    TOTAL     -------------------    TOTAL    ------------------
                                1997         1996         1995       CHANGE     VOLUME      RATE     CHANGE    VOLUME      RATE
                             ----------   ----------   ----------   --------   --------   --------   -------   -------   --------
                                                                    (thousands of dollars)
Interest-bearing deposits
  with banks...............  $      691   $      380   $      967   $    311   $    255   $     56   $  (587)  $ (352)   $   (235)
Federal funds sold and
  resale agreements........       5,880        4,916       10,534        964      1,204       (240)   (5,618)  (4,806)       (812)
Trading securities.........         133          392          968       (259)      (403)       144      (576)    (231)       (345)
Securities.................     285,125      291,261      280,045     (6,136)   (12,684)     6,548    11,216   11,612        (396)
Commercial loans...........     633,851      615,966      609,248     17,885     28,325    (10,440)    6,718   28,398     (21,680)
Consumer loans.............     319,424      295,508      278,236     23,916     23,943        (27)   17,272   18,350      (1,078)
Consumer mortgage loans....     192,172      208,570      201,256    (16,398)   (16,136)      (262)    7,314    8,392      (1,078)
                             ----------   ----------   ----------   --------                         -------
    Total loans............   1,145,447    1,120,044    1,088,740     25,403     31,737     (6,334)   31,304   55,019     (23,715)
                             ----------   ----------   ----------   --------                         -------
    Total interest
      revenue..............   1,437,276    1,416,993    1,381,254     20,283     16,172      4,111    35,739   57,967     (22,228)
Interest-bearing demand....      24,775       21,786       23,831      2,989        815      2,174    (2,045)    (259)     (1,786)
Money market accounts......     119,135      102,927       85,231     16,208      8,742      7,466    17,696   18,708      (1,012)
Savings passbook...........      33,179       40,034       44,509     (6,855)    (3,777)    (3,078)   (4,475)  (3,334)     (1,141)
Certificates of deposit....     294,581      300,806      291,135     (6,225)    (7,007)       782     9,671    8,286       1,385
                             ----------   ----------   ----------   --------                         -------
    Total deposits.........     471,670      465,553      444,706      6,117       (859)     6,976    20,847   18,700       2,147
Short-term borrowed
  funds....................     127,153      123,629      133,151      3,524      2,086      1,438    (9,522)   4,675     (14,197)
Long-term debt.............      52,265       43,830       43,982      8,435      9,724     (1,289)     (152)   2,380      (2,532)
                             ----------   ----------   ----------   --------                         -------
    Total interest
      expense..............     651,088      633,012      621,839     18,076      5,612     12,464    11,173   25,411     (14,238)
                             ----------   ----------   ----------   --------                         -------
    Net interest revenue...  $  786,188   $  783,981   $  759,415   $  2,207      8,884     (6,677)  $24,566   31,662      (7,096)
                             ==========   ==========   ==========   ========                         =======

---------------

Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

The change attributable to both volume and rate has been allocated proportionately to the changes due to volume and rate.

     Total interest expense increased by 2.9% in 1997 to $651.1 million. Interest on deposits rose by 1.3% with the continued consumer shift to money market accounts and generally higher deposit interest rates. Interest cost for borrowed funds rose by 7.1% due to the issuance of new long-term debt securities and higher rates on short-term borrowed funds. In 1996, total interest expense increased by 1.8% to $633.0 million. Interest expense on deposits rose by 4.7% primarily due to a shift from lower cost interest-bearing demand and savings passbook accounts to money market accounts and certificates of deposit. Interest cost of borrowed funds declined in 1996 due to the lower rate paid for these funds. Firstar expects the shift in deposit mix from lower cost passbook accounts to money market accounts will continue into the future.

OTHER OPERATING REVENUE

     Total other operating revenue, excluding securities transactions and the gain on the formation of a joint venture to provide credit card processing services to merchants, increased by 6.2% to a level of $467.6 million in 1997. This compares with a 10.7% increase in 1996. Firstar continues to emphasize growth in fee revenue. Firstar's broad customer base provides opportunities for expanded revenues as the marketplace looks to financial institutions for services beyond traditional lending and deposit activities. Table 3 shows the composition of other operating revenues.

                                    TABLE 3

                      ANALYSIS OF OTHER OPERATING REVENUE

                                      YEARS ENDED DECEMBER 31          1997 VS 1996         1996 VS 1995
                                   ------------------------------   ------------------    -----------------
                                     1997       1996       1995      AMOUNT    PERCENT    AMOUNT    PERCENT
                                   --------   --------   --------   --------   -------    -------   -------
                                                            (thousands of dollars)
Trust and investment management
  fees...........................  $174,899   $148,019   $134,354   $ 26,880     18.2%    $13,665     10.2%
Service charges on deposit
  accounts.......................    87,483     91,953     81,775     (4,470)    (4.9)     10,178     12.4
Credit card service revenue......    71,038     69,945     62,106      1,093      1.6       7,839     12.6
Mortgage origination.............    34,194     26,065     15,848      8,129     31.2      10,217     64.5
Mortgage servicing...............    12,635     23,035     22,631    (10,400)   (45.1)        404      1.8
                                   --------   --------   --------   --------              -------
  Mortgage banking revenue.......    46,829     49,100     38,479     (2,271)    (4.6)     10,621     27.6
Data processing fees.............    19,993     19,443     17,924        550      2.8       1,519      8.5
Brokerage revenue................    10,993     10,764      8,897        229      2.1       1,867     21.0
Insurance revenue................    10,586     10,828     11,730       (242)    (2.2)       (902)    (7.7)
ATM fees.........................     6,504      5,109      5,085      1,395     27.3          24       .5
International fees...............     6,482      5,811      5,999        671     11.5        (188)    (3.1)
Safe deposit fees................     4,617      4,040      4,207        577     14.3        (167)    (4.0)
Foreign exchange gains...........     2,704      2,272      2,426        432     19.0        (154)    (6.3)
Trading securities gains.........     1,128      2,388      2,234     (1,260)   (52.8)        154      6.9
Municipal finance fees...........       845        747        936         98     13.1        (189)   (20.2)
Other............................    23,538     19,967     21,775      3,571     17.9      (1,808)    (8.3)
                                   --------   --------   --------   --------              -------
    Subtotal.....................   467,639    440,386    397,927     27,253      6.2      42,459     10.7
Gain on sale of merchant
  processing.....................    22,821                           22,821
Securities gains (losses)........       679         66     (5,730)       613                5,796
                                   --------   --------   --------   --------              -------
    Total other operating
      revenue....................  $491,139   $440,452   $392,197   $ 50,687     11.5     $48,255     12.3
                                   ========   ========   ========   ========              =======

     Other operating revenue now represents 37.3% of Firstar's total taxable-equivalent revenues, an increase from 36.0% in 1996 and 34.4% in 1995. An industry measure of fee revenue prominence is the ratio of this revenue to average assets. During 1997 this ratio was 2.42% compared to 2.30% in 1996 and 2.18% in 1995. Firstar continues to remain in the top quartile of its peer group by this measure of fee revenue.

     Trust and investment management fees are the single largest source of fee revenue for the company, contributing $174.9 million, or 37% of total other operating revenue. Trust fees rose by 18.2% in 1997 as compared with the 10.2% increase in 1996. The general rise in the market value of assets contributed to the growth achieved in both years. In addition, expanded services are being offered through Firstar's banking network and additional marketing efforts are also being directed to institutional investors beyond the Midwest producing a net growth in account relationships. Assets under management increased by 15.5% during 1997 to a level of $25.5 billion which follows the 22.5% increase during 1996. Assets held in custody accounts were $91.1 billion at year-end 1997, a 30.0% increase from last year. Mutual fund services, where Firstar provides custody and accounting duties have been expanding steadily. Firstar is now the sixth largest third party transfer agent in the country with over 300 mutual fund accounts and 1.3 million individual accounts. Over 20% of total trust and investment management fees received by Firstar comes from this business activity. The increased volatility of equity markets and interest rates has had a significant effect on trust and investment management fees and future revenue levels could likewise be influenced by these factors.

     Service fees on deposit accounts decreased by 4.9% in 1997 to a level of $87.5 million. This reduction was in part due to declines in certain consumer deposit accounts caused by Firstar's new deposit products introduced throughout 1997 and a higher earnings credit on commercial analyzed deposits. The standardization and reduction of consumer deposit products across Firstar's market regions has increased operational efficiencies, but the new pricing structures have resulted in some customers closing their accounts. During 1996, service charges on deposit account increased 12.4% due in part to higher commercial analyzed service charges and revenue from newly acquired banks.

     Credit card service revenues are the third largest source of fee revenue and totaled $71.0 million in 1997, an increase of 1.6% over 1996. The formation of the joint venture to process merchant activity reduced merchant fee revenue in the fourth quarter of 1997 by $3.0 million from the amount realized in the same period one year ago. Excluding merchant processing, credit card revenues were up 10.2% in 1997. Firstar expects that future revenue from merchant processing will also run at lower levels; however the impact on net income is not expected to be material due to a reduction in expenses that supported this activity. Over the longer term, the joint venture will benefit Firstar through access to state of the art processing technology and overall net contributions to earnings. The growth in credit card revenue during 1996 was 12.6%. Firstar services 608,000 cardholders and provides credit card programs to more than 800 financial institution. This customer base, which covers the upper Midwest and includes Wisconsin, Iowa, Illinois, Minnesota, Upper Michigan, Nebraska, Montana and the Dakotas, provides a market for the sale and expansion of other financial products.

     Revenue from mortgage origination activity rose 31.2% to a level of $34.2 million in 1997 which compares to a 64.5% increase in 1996. A gain of $1.4 million on the sale of portfolio mortgages was realized in 1997 and contributed to the higher revenues. Of more significance was the increased loan origination volumes during this three year period. Originations totaled $1.9 billion in 1997, $1.7 billion in 1996, and $1.4 billion in 1995. Loan origination volumes have increased with the overall reduction in interest rate levels during the past two years and the addition of new mortgage origination locations. Particularly, higher volumes were experienced during the latter half of 1997 and have continued into early 1998 with the current low interest rates available to borrowers.

     Mortgage loan servicing revenues declined in 1997 by 45.1% to a level of $12.6 million. Mortgage service contracts were sold in 1997 with a loss of $239 thousand compared with gains realized in both 1996 and 1995 of $7.1 million. The gains realized in 1995 and 1996 resulted from the sale of servicing rights which did not have a capitalized asset value. The reduced gains, along with the lower volume of mortgage loans serviced for others, reduced servicing revenue. Mortgage loans serviced for others were $3.1 billion at the end of 1997 compared with $3.2 billion a year earlier.

     Data processing fee income increased by 2.8% in 1997 following an 8.5% increase in the previous year. One-half of the increase for 1996 was attributable to an early buyout by a customer who was acquired by another bank. A shrinking customer base due to continuing bank consolidations through mergers or acquisitions and conversions by smaller community banks to in-house data processing systems have put pressure on revenue increases over the past several years. Intense pricing competition has also occurred due to the shrinking market for sales and has affected revenue levels through pricing changes and some loss of customers. Fee revenue in this business should remain under pressure in coming years.

     Securities losses of $5.7 million were realized in 1995. These losses were generated by the partial liquidation of a merged bank's portfolio to bring them in line with Firstar's investment policies.

     As mentioned previously, Firstar entered into a joint venture with NOVA Information Systems, Inc. and established Elan Merchant Services, LLC in the fourth quarter of 1997. The new company provides credit card processing services to merchants. Firstar contributed its existing payment processing contracts to the company for a 49% interest in the venture. NOVA provides the technological support. Firstar recorded a $22.8 million gain on the transaction in the fourth quarter of 1997.

     The remaining sources of other operating revenue are derived from a wide range of services and collectively totaled $67.4 million in 1997, $61.9 million in 1996 and $63.3 million in 1995. A gain on the sale of a payroll processing operation of $2.1 million was realized in 1995.

OTHER OPERATING EXPENSES

     Total operating expenses increased 4.5% to $744.0 million in 1997, excluding certain restructuring charges and other expenses incurred in 1996. Operating expenses rose by 0.2% in 1996 on a comparable basis. Information on the components of other operating expense is shown in Table 4.

                                    TABLE 4

                      ANALYSIS OF OTHER OPERATING EXPENSE

                                       YEARS ENDED DECEMBER 31          1997 VS 1996          1996 VS 1995
                                    ------------------------------   ------------------    ------------------
                                      1997       1996       1995      AMOUNT    PERCENT     AMOUNT    PERCENT
                                    --------   --------   --------   --------   -------    --------   -------
                                                        (thousands of dollars)
Salaries..........................  $333,866   $320,239   $323,163   $ 13,627      4.3%    $ (2,924)     (.9)%
Employee benefits.................    65,836     71,277     72,198     (5,441)    (7.6)        (921)    (1.3)
                                    --------   --------   --------   --------              --------
    Total personnel expense.......   399,702    391,516    395,361      8,186      2.1       (3,845)    (1.0)
Equipment expense.................    69,574     63,197     56,282      6,377     10.1        6,915     12.3
Net occupancy expense.............    63,232     64,235     57,992     (1,003)    (1.6)       6,243     10.8
Business development..............    30,415     27,540     29,413      2,875     10.4       (1,873)    (6.4)
Stationery and supplies...........    22,034     24,696     21,284     (2,662)   (10.8)       3,412     16.0
Professional fees.................    27,412     22,244     20,491      5,168     23.2        1,753      8.6
Information processing expense....    23,493     20,840     21,918      2,653     12.7       (1,078)    (4.9)
Delivery..........................    21,091     19,497     19,192      1,594      8.2          305      1.6
Amortization of intangibles.......    14,987     15,321     11,068       (334)    (2.2)       4,253     38.4
Processing and other losses.......    11,951      7,997      7,562      3,954     49.4          435      5.8
Wire communication................     9,815      9,787      9,836         28       .3          (49)     (.5)
Employee education/recruiting/
  relocation......................     9,597      6,793      9,061      2,804     41.3       (2,268)   (25.0)
Commissions and service fees......     5,673      6,246      5,799       (573)    (9.2)         447      7.7
Bank processing fees..............     7,392      5,926      5,707      1,466     24.7          219      3.8
Credit card assessment fees.......     5,904      5,890      5,011         14       .2          879     17.5
Published information.............     3,125      2,296      2,277        829     36.1           19      0.8
Amortization of loan servicing
  rights..........................     2,527      2,573      1,641        (46)    (1.8)         932     56.8
F.D.I.C. insurance................     2,480      2,282     16,531        198      8.7      (14,249)   (86.2)
Insurance.........................     1,291      1,766      1,739       (475)   (26.9)          27      1.6
Net foreclosed assets (income)
  expense.........................      (995)       349       (281)    (1,344)                  630
Other.............................    13,318     11,235     13,087      2,083     18.5       (1,852)   (14.2)
                                    --------   --------   --------   --------              --------
    Subtotal......................   744,018    712,226    710,971     31,792      4.5        1,255       .2
Restructuring expense.............               53,267     23,151    (53,267)               30,116
SAIF assessments..................                7,837                (7,837)                7,837
                                    --------   --------   --------   --------              --------
    Total other operating
      expense.....................  $744,018   $773,330   $734,122   $(29,312)    (3.8)    $ 39,208      5.3
                                    ========   ========   ========   ========              ========

     Personnel costs, which include salaries and fringe benefits, are the largest component of operating expenses, representing more than one-half of operating costs. This expense increased by 2.1% in 1997 following a decline of 1.0% during 1996. Full time equivalent personnel headcount was 7,755 on December 31, 1997, down from 8,367 at the end of 1996 and 9,263 at the end of 1995. Staff reductions have occurred under the corporate wide restructuring program which started in the third quarter of 1995 and concluded in mid 1997. Salary expense rose by 4.3% in 1997 despite the reduced FTE headcount due to increases in temporary staffing costs, higher cost of variable pay programs, and normal salary increases for all employees. Increased temporary staffing has occurred as these resources are dedicated to implement technology related enhancements and to staff operations areas of the company. Salary expense declined by 0.9% in 1996 with the major portion of the staff reductions occurring in that year. Higher levels of temporary staffing was also a factor in 1996.

     Fringe benefits declined by 7.6% in 1997 and by 1.3% in 1996. Lower pension and post retirement benefit costs were a factor in 1997 along with reduced staff levels in both years.

     Equipment expense increased by 10.1% in 1997 compared with 12.3% in 1996. Firstar continues to invest in upgraded data processing equipment, ensuring that its data processing capabilities are up-to-date in order to provide quality service in a cost effective manner.

     Net occupancy expense declined by 1.6% in 1997 compared with a 10.8% increase in 1996. Occupancy expense has been reduced in recent years by the amortization of a deferred gain on the sale of a building. This amortization was $6.8 million in 1997 and $6.2 million in both 1996 and 1995. The amortization period ended in 1997 and, accordingly, future years' occupancy expense will be higher as a result.

     Business development expense rose by 10.4% in 1997 as compared to an unrepresentative lower level in 1996. Increased focus on customer development activities was implemented in 1997 and includes a new corporate branding campaign. Professional fees increased by 23.2% in 1997 as outside consultants have been engaged to help implement various process improvement programs. Processing and fraud losses have increased during the last two years driven by both increases in activity volumes in the trust area and some one-time losses incurred through the centralization of various operational functions.

     FDIC insurance is an uncontrollable cost, with the premium established by the federal regulatory agency. The FDIC sets varying premium amounts based upon capitalization levels and soundness criteria. Firstar's capital strength has permitted payments at the lowest rate levels since the inception of the current system by the FDIC. The FDIC has substantially reduced premium requirements during the past three years as can be seen in the $14 million reduction in expense from 1995 to 1997.

     The amortization of intangibles includes amounts associated with goodwill, core deposit intangibles and purchased credit card premiums. Expenses increased during 1996 due to the creation of additional intangible assets with the bank acquisitions completed during the year.

     All other operating expenses, excluding the charges described below, increased by 6.3% in 1997 and 3.5% in 1996.

     During 1996 Firstar recorded a $53.3 million charge in connection with Firstar Forward, the corporate wide restructuring program which was announced by the company in January 1996. The charge included severance accruals of $27.1 million associated with staff reductions of approximately 1,500 people, fixed asset writedowns of $3.9 million, and other project costs of $22.3 million. The total charge consisted of $45.4 million in anticipated cash expenditures and $7.9 million of non-cash items. Substantially all of the cash payments have been made as of December 31, 1997.

     The Savings Association Insurance Fund(SAIF) charge of $7.8 million was recorded in 1996. This banking industry-wide SAIF assessment helped recapitalize the savings and loan deposit insurance fund. Firstar's SAIF assessment was based upon deposits that it acquired through several savings and loan acquisitions.

     During 1995 certain merger and restructuring charges were taken in connection with four bank acquisitions. Acquisition related restructuring charges totaling $23.2 million are included in other operating expenses. Included in these charges were $11.9 million of costs associated with the severance of approximately 500 employees, $4.9 million related with office closings and write-offs of unusable equipment, $2.5 million of professional fees and $3.9 million of other costs associated with mergers. The restructuring charge of $23.2 million consisted of $17.3 million in anticipated cash expenditures and $5.9 million on non-cash asset write-downs. All cash payments have been made as of the end of 1997.

     Firstar is implementing a program to insure that its computer systems are year 2000 compliant. This process involves modifying or replacing certain hardware and software maintained by Firstar as well as monitoring the progress of service providers to ensure that they are taking the appropriate action to solve their year 2000 issues. Year 2000 compliance does involve significant business risk to both Firstar and its correspondent customers to which it provides data processing. Firstar has completed assessment of its year 2000 issues and the required updates and testing are currently in progress. Firstar expects that the total cost of this process will approach $20 million. Approximately $4.1 million was expensed during 1997. Firstar plans to complete nearly all year 2000 work by the end of 1998.

     A measure of the success in managing operating expense is expressed in the ratio of expense to revenue and is referred to as the efficiency ratio. The objective is to reduce this ratio through revenue growth, cost control or a combination of both. Excluding the restructuring charges and other expenses discussed above, this ratio was 59.3% in 1997, 58.2% in 1996 and 61.4% in 1995.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses is used to cover actual loan losses and to adjust the size of the reserve relative to the amount and quality of loans. In determining the adequacy of the reserve, management considers the financial strength of borrowers, loan collateral, current and anticipated economic conditions and other factors. The 1997 provision for loan losses was $54.7 million, compared with $42.6 million in 1996 and $36.8 million in 1995. Increased charge-off levels, primarily in the consumer lending area, have been experienced during the past two years. Additionally during 1995, extra loan loss provisions of $13.6 million were taken to increase newly acquired banks' loan loss reserve levels to conform with Firstar's loan loss reserve policies. Exclusive of this factor, the loan loss provision increased by $19.5 million in 1996. A further discussion of loan charge-off trends is included under "Credit Risk Management".

INCOME TAXES

     Income tax expense was $147.6 million in 1997, compared to $124.2 million in 1996 and $118.4 million in 1995. The effective tax rate was 33.3% in 1997, 33.2% in 1996 and 34.1% in 1995. The effective tax rate remained relatively level in 1997 as compared to 1996 due to a reduction in state tax expense which was offset by a favorable settlement of prior years' taxes in 1996. The effective tax rate declined in 1996 as compared to 1995 due to the favorable settlement of prior years' taxes in 1996 and a reduction in state income tax expense.

BALANCE SHEET ANALYSIS

     Changes in the balance sheet of a financial institution reflect both the forces of the marketplace and the company's response to these conditions. Firstar's strategy in managing balance sheet growth is based upon the goals of enhancing soundness, optimizing revenues and providing a broad range of services for customers. Total assets at the end of 1997 were $19.8 billion, unchanged from a year earlier. Average total assets for 1997 were $19.3 billion, an increase of 0.9% over 1996.

EARNING ASSETS

     Total earning assets were $17.8 billion at year-end 1997, representing a $193 million, or 1.1% increase from December 31, 1996. On an average basis, total earning assets were $17.6 billion in 1997 compared to $17.4 billion in 1996, an increase of 1.1%. Reductions in average investment securities were used in part to fund the increased average loan balances. Table 5 shows the distribution of average earning assets for the past three years.

     Total loans were $13.6 billion at December 31, 1997, an increase of $373 million, or 2.8% from a year earlier. Average loan balances for 1997 increased by $368 million, or 2.8%, to a level of $13.3 billion. Excluding the impact of a mid-year 1996 bank acquisition, average loans increased by 0.3% in 1997. The ratio of loans to earning assets increased to 75.5% from 74.3% in 1996.

                                    TABLE 5

                             AVERAGE EARNING ASSETS

                                              1997                  1996                  1995
                                       -------------------   -------------------   -------------------
                                        AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                       ---------   -------   ---------   -------   ---------   -------
                                                            (millions of dollars)
Commercial and industrial............  $ 3,493.8     19.8%   $ 3,228.9     18.6%   $ 3,054.2     18.3%
Commercial mortgage..................    2,966.9     16.9      2,941.9     16.9      2,817.9     16.9
Other commercial.....................    1,036.4      5.9        992.8      5.7        966.2      5.8
                                       ---------   ------    ---------   ------    ---------   ------
  Commercial loans...................    7,497.1     42.6      7,163.6     41.2      6,838.3     41.0
Credit card..........................      668.2      3.8        615.9      3.5        554.7      3.3
Consumer mortgage....................    2,516.2     14.3      2,727.5     15.7      2,617.8     15.7
Home equity..........................    1,174.7      6.7      1,013.1      5.8        859.5      5.2
Other consumer.......................    1,434.1      8.1      1,402.3      8.1      1,421.4      8.5
                                       ---------   ------    ---------   ------    ---------   ------
  Consumer loans.....................    5,793.2     32.9      5,758.8     33.1      5,453.4     32.7
                                       ---------   ------    ---------   ------    ---------   ------
  Total loans........................   13,290.3     75.5     12,922.4     74.3     12,291.7     73.7
Securities held to maturity..........    2,327.5     13.2      2,323.1     13.3      3,927.7     23.5
Securities available for sale........    1,854.5     10.6      2,046.4     11.7        267.6      1.6
Trading securities...................        2.2                  10.1       .1         14.2       .1
Interest-bearing deposits with
  banks..............................       14.0       .1          8.7       .1         15.7       .1
Federal funds sold and resale
  agreements.........................      108.6       .6         88.3       .5        173.5      1.0
                                       ---------   ------    ---------   ------    ---------   ------
  Total..............................  $17,597.1    100.0%   $17,399.0    100.0%   $16,690.4    100.0%
                                       =========   ======    =========   ======    =========   ======

     Commercial loans, which account for 57% of the loan portfolio, were $7.7 billion at the end of 1997, an increase of $409 million, or 5.6%, from December 31, 1996. On an average balance basis, commercial loans increased by $334 million, or 4.7%, to a level of $7.5 billion in 1997. Excluding the impact of the bank acquisition on average balances, commercial loans increased by just under 1.0% in 1997. The modest growth in commercial loan average balances was influenced by a general decline in loans outstanding in certain regions of the company during 1996. The year-end to year-end increase of 5.6% is more representative of current growth trends in the commercial lending area.

     Consumer loans, excluding residential mortgages, were $3.5 billion at December 31, 1997, an increase of $240 million, or 7.5% from a year earlier. Consumer loan average balances rose by $246 million, or 8.1% to a level of $3.3 billion in 1997. Again, excluding the impact of bank acquisitions, consumer loan average balances increased by 6.5%. Strong growth has been experienced in average balances of home equity loans, up 15.9%, and credit card loans, up 8.5%, in 1997. Consumer loan growth has exceeded 10% on an annualized basis in the last two quarters of 1997.

     Residential mortgage loans totaled $2.4 billion at December 31, 1997, a reduction of $276 million, or 10.4% from a year earlier. Average residential mortgages declined by 7.7% in 1997. The reduction was attributable to the normal amortization and prepayments. Firstar's strategy is to originate and sell mortgages into the secondary market and thereby reduce the amount of mortgages held on its balance sheet. Also, due to the relatively flat yield curve experienced in 1997, consumer preference was toward longer-term fixed rate secondary market products versus adjustable rate portfolio products.

     The investment securities portfolio was reduced by $58 million to a level of $4.2 billion at December 31, 1997. Tables 6 and 7 show the maturity range and changing mix of the securities portfolio. The portfolio is classified into two categories: securities held to maturity and securities available for sale. Securities that the company has the positive intent and ability to hold to maturity are carried at amortized cost. The designation of securities as available for sale are carried at their fair values with unrealized gains and losses recorded as a component of stockholders' equity. During 1997, increased investments in mortgage backed securities and municipal securities were made in response to the more favorable interest rates available on these securities. Reductions in U.S. Treasury securities occurred as these maturing securities were reinvested in higher yielding investments and loans. The weighted average yield on the investment portfolio rose from 6.16% on December 31, 1996 to 6.57% on December 31, 1997. The average maturity of the portfolio was 3.6 years at the end of 1997, down from 3.8 years a year earlier.

     Short-term investments, which include interest-bearing deposits with banks, trading account securities, and federal funds sold and resale agreements, averaged $125 million during 1997, an increase of $18 million from 1996.

                                    TABLE 6

                 MATURITY RANGE AND AVERAGE YIELD OF SECURITIES

                                                                                                           TOTAL
                             DUE WITHIN                            FIVE TO TEN                         DECEMBER 31,
                              ONE YEAR       ONE TO FIVE YEARS        YEARS        AFTER TEN YEARS         1997
                           ---------------   -----------------   ---------------   ---------------   -----------------
                            AMOUNT    RATE     AMOUNT     RATE    AMOUNT    RATE    AMOUNT    RATE     AMOUNT     RATE
                           --------   ----   ----------   ----   --------   ----   --------   ----   ----------   ----
                                                             (thousands of dollars)
Securities held to
  maturity:
Mortgage backed
  obligations of federal
  agencies...............  $178,579   7.19%  $  510,636   7.19%  $322,784   7.11%  $127,318   6.38%  $1,139,317   7.08%
State and political
  subdivisions...........   146,798   6.72      617,934   7.01    483,400   7.43     58,423   7.35    1,306,555   7.15
Corporate debt...........     1,105   5.68        2,681   6.39      2,002   7.39        464   4.97        6,252   6.48
                           --------          ----------          --------          --------          ----------
    Total................  $326,482   6.97   $1,131,251   7.09   $808,186   7.30   $186,205   6.68   $2,452,124   7.11
                           ========          ==========          ========          ========          ==========

Securities available for
  sale:
U.S. Treasury and federal
  agencies...............  $109,690   5.71%  $1,342,877   6.69%  $  8,247   6.54%  $              %  $1,460,814   6.62%
Mortgage backed
  obligations of federal
  agencies...............    12,430   6.31       39,702   6.35     36,420   6.27     15,284   6.17      103,836   6.29
State and political
  subdivisions...........     3,217   8.18        2,435   6.41        521   3.53                          6,173   7.09
Money market mutual
  funds..................    38,773   5.00                                                               38,773   5.00
                           --------          ----------          --------          --------          ----------
    Total................  $164,110   5.64   $1,385,014   6.68   $ 45,188   6.29   $ 15,284   6.17    1,609,596   6.56
                           ========          ==========          ========          ========
Equity securities........                                                                                98,010   6.74
                                                                                                     ----------
                                                                                                     $1,707,606   6.57
                                                                                                     ==========

---------------

Rates are calculated on a taxable-equivalent basis using a tax rate of 35%. The maturity information on mortgage-backed obligations is based on anticipated payments.

                                    TABLE 7

                                   SECURITIES

                                                                  DECEMBER 31
                                       ------------------------------------------------------------------
                                          1997          1996          1995          1994          1993
                                       ----------    ----------    ----------    ----------    ----------
                                                             (thousands of dollars)
Securities held to maturity:
U.S. Treasury and federal
  agencies.........................    $             $      756    $    2,146    $1,612,188    $1,510,216
Mortgage backed obligations of
  federal agencies.................     1,139,317     1,092,528     1,266,458       867,990       361,784
State and political subdivisions...     1,306,555     1,147,387     1,141,987     1,069,755     1,036,236
Corporate debt.....................         6,252        10,027        15,590        79,891       108,429
Other..............................                          78           849         1,139         1,118
                                       ----------    ----------    ----------    ----------    ----------
     Total.........................    $2,452,124    $2,250,776    $2,427,030    $3,630,963    $3,017,783
                                       ==========    ==========    ==========    ==========    ==========

Securities available for sale:
U.S. Treasury and federal
  agencies.........................    $1,460,814    $1,800,798    $1,917,725    $  202,435    $   79,200
Mortgage backed obligations of
  federal agencies.................       103,836         8,481         9,787        12,060        93,427
State and political subdivisions...         6,173         7,626         7,831         7,720        33,231
Corporate debt.....................                                     1,196           504         3,587
Equity securities..................        98,010       111,315        92,767        57,621        32,122
Money market mutual funds..........        38,773        38,370        18,542        62,313       100,402
                                       ----------    ----------    ----------    ----------    ----------
     Total.........................    $1,707,606    $1,966,590    $2,047,848    $  342,653    $  341,969
                                       ==========    ==========    ==========    ==========    ==========

FUND SOURCES

     Total deposits were $14.7 billion at December 31, 1997, a reduction of $500 million, or 3.3%, from the year earlier level. Average deposits totaled $14.3 billion during 1997, essentially level with the 1996 level. Excluding deposits derived from bank acquisitions, average deposit balances have declined by $343 million, or 2.3%, from 1996. Table 8 shows the composition of Firstar's deposits and other fund sources.

                                    TABLE 8

                              AVERAGE FUND SOURCES

                                               1997                  1996                  1995
                                        -------------------   -------------------   -------------------
                                         AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                        ---------   -------   ---------   -------   ---------   -------
                                                             (millions of dollars)
Transaction accounts..................  $ 4,785.5     27.4%   $ 4,727.4     27.3%   $ 4,399.0     26.8%
Savings passbook......................    1,441.2      8.3      1,599.1      9.3      1,731.3     10.6
Money market accounts.................    2,785.7     16.0      2,577.5     14.9      2,110.5     12.9
Certificates of deposit...............    4,419.5     25.4      4,519.9     26.1      4,384.0     26.7
                                        ---------    -----    ---------    -----    ---------    -----
     Total core deposits..............   13,431.9     77.1     13,423.9     77.6     12,624.8     77.0
Other deposits........................      856.2      4.9        872.4      5.1        877.6      5.4
                                        ---------    -----    ---------    -----    ---------    -----
     Total deposits...................   14,288.1     82.0     14,296.3     82.7     13,502.4     82.4
Short-term borrowed funds.............    2,397.3     13.7      2,357.8     13.6      2,275.8     13.9
Long-term debt........................      746.5      4.3        641.1      3.7        610.9      3.7
                                        ---------    -----    ---------    -----    ---------    -----
     Total............................  $17,431.9    100.0%   $17,295.2    100.0%   $16,389.1    100.0%
                                        =========    =====    =========    =====    =========    =====

     Core deposits, which include transaction accounts and other stable time deposits, are Firstar's prime source of funding and totaled $14.0 billion at December 31, 1997, a reduction of $326 million from a year earlier. These deposits averaged $13.4 billion in 1997, unchanged from the 1996 level. Excluding bank acquisitions, average core deposits declined by 2.4% in 1997. Shifts in the mix of core deposits have been seen with movement from lower yielding passbook accounts and checking accounts to higher rate money market accounts and certificates of deposit. Core deposits represented 77% of average fund sources in 1997, consistent with the prior two years. Increased competition for consumer deposits; alternative investments such as mutual funds; and heightened consumer sensitivity to interest rates have limited Firstar's core deposit growth.

     An increased reliance was placed on purchased fund sources to support earning asset growth. Total purchased funds averaged $4.0 billion an increase of $129 million, or 3.3%, over 1996. Purchased funds represented 23% of total fund sources in 1997. Other time deposits, primarily certificates of deposit over $100,000, were reduced to a level at $856 million. Short-term borrowed funds were increased by $40 million to an average level of $2.4 billion and long-term debt was increased by $105 million to an average level of $747 million. Continued reliance on these alternative funding sources will be necessary into the future. During the fourth quarter of 1997, Firstar put in place a bank note program. Under this program, certain subsidiary banks may issue from time to time up to $1.5 billion of debt outstanding at any time, with maturities ranging from seven days to thirty years. At December 31, 1997, $250 million was outstanding under this program.

CREDIT RISK MANAGEMENT

     Emphasis on credit quality standards and diversification of risk have been key strategies of Firstar. The benefits of this program are seen in the reductions in nonperforming assets and overall credit quality achieved during the past several years. During this period, nonperforming assets as a percentage of loans and foreclosed assets have declined from over 3% in 1987 to .51% at the end of 1997. The current nonperforming asset level represents a historically low level for Firstar.

     Nonperforming assets consist of loans that are not accruing interest, loans with renegotiated credit terms and collateral acquired in settlement of nonperforming loans. The composition of these assets is shown in Table 9. These nonperforming assets totaled $70.4 million at December 31, 1997, and represented
 .52% of Firstar's $13.6 billion of loans and foreclosed assets. This is a $24.7 million, or 26.0%, decrease from a year earlier.

     Commercial mortgage related nonperforming assets totaled $26.8 million at the end of 1997, a reduction of $13.3 million from a year earlier. These nonperforming assets represented .91% of their loan category, a reduction from 1.34% a year earlier. Firstar experienced an increase in real estate related nonperforming assets several years ago, although to a much lesser extent than many other financial institutions. These assets stood at $84.0 million at the end of 1991 and represented 4.20% of their respective loan category. As can be seen in Table 9, significant progress has been made in reducing this category of nonperforming assets and the overall credit quality is in line with the commercial loan portfolio in general.

     The remaining commercial loan portfolio had nonperforming assets of $26.7 million and a ratio of .56% of outstanding loans compared to .83% a year earlier. This level is reflective of the overall financial strength of Firstar's commercial borrowers.

                                    TABLE 9

                    NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                   DECEMBER 31
                                                 -----------------------------------------------
                                                  1997      1996      1995      1994      1993
                                                 -------   -------   -------   -------   -------
                                                             (thousands of dollars)
Nonaccrual loans:
  Commercial...................................  $26,739   $35,757   $26,239   $29,710   $24,591
  Commercial mortgage..........................   20,291    30,128    46,959    28,993    30,963
  Consumer.....................................   16,828    19,193    16,187     9,831    10,881
                                                 -------   -------   -------   -------   -------
     Total nonaccrual loans....................   63,858    85,078    89,385    68,534    66,435

Renegotiated loans:
  Commercial...................................                           40        71       823
  Commercial mortgage..........................      263     1,028     1,336       674       697
                                                 -------   -------   -------   -------   -------
     Total renegotiated loans..................      263     1,028     1,376       745     1,520
Foreclosed assets..............................    6,244     8,926     7,141    13,282    19,881
                                                 -------   -------   -------   -------   -------
     Total nonperforming assets................  $70,365   $95,032   $97,902   $82,561   $87,836
                                                 =======   =======   =======   =======   =======

Nonperforming assets as a percentage of:
  Loans and foreclosed assets..................      .52%      .72%      .77%      .69%      .81%
  Total assets.................................      .35       .48       .51       .46       .54

Loans past due 90 days:
  Commercial...................................  $21,774   $24,368   $21,039   $ 7,432   $ 7,453
  Commercial mortgage..........................   15,626    27,352     9,287     3,760     4,441
  Consumer.....................................   20,228    22,938    19,084    15,709    13,758
                                                 -------   -------   -------   -------   -------
     Total loans past due 90 days..............  $57,628   $74,658   $49,410   $26,901   $25,652
                                                 =======   =======   =======   =======   =======

     Nonperforming consumer loans have been at higher levels during the past three years than previously experienced. Total consumer nonperforming loans were $16.8 million at December 31, 1997, or .29% of outstanding loans compared to $19.2 million, or .33% of outstanding consumer loans, a year earlier. While consumer nonperforming loans remain at a manageable level, the increase from the earlier levels reflects the impact of consumers taking on increased debt burdens in the past several years and the resulting increased level of personal bankruptcies. The effect of this trend can be seen in the increased consumer loan charge-off levels during the past two years.

     Loans ninety days or more past due on December 31, 1997, totaled $57.6 million, compared with $74.7 million a year earlier. These loans are on a full accrual basis and are judged by management to be collectible in full. In addition, Firstar had $38 million of loans at December 31, 1997, on which interest is accruing; however, because of existing economic conditions or circumstances of the borrower, doubt exists as to the ability of the borrower to comply with the present loan terms.

     Additional indicators of asset quality can be found in the geographic distribution, industry diversification and type of lending represented in the loan portfolio. Credit policies have been changed over the past several years to reduce vulnerability to potential adverse economic trends. Marketing efforts have been directed to Firstar's primary market segments which are consumer, small business and middle market customers in communities where Firstar banks are located and in contiguous states. This emphasis on smaller, locally based credits brings with it a diversified group of customers without any significant industry concentration. Firstar does not participate in any significant syndicated lending.

     The reserve for loan losses is reviewed and adjusted quarterly, subject to evaluation of economic conditions and expectations, historical experience and risk ratings of individual loans. Table 10 shows the activity affecting the reserve for loan losses for the last five years. The reserve totaled $218.9 million at the end of 1997, compared with $213.1 million a year earlier. At December 31, 1997, the ratio of the reserve for loan losses to loans was 1.61% and the coverage of nonperforming assets was 311%. This compares with a reserve for loan losses to loans of 1.62% and to nonperforming assets of 224% a year earlier. Total net charge-offs of $48.9 million represented .37% of average loans during 1997, up from the .30% level experienced in 1996.

                                    TABLE 10

                            RESERVE FOR LOAN LOSSES

                                                1997        1996        1995        1994        1993
                                              --------    --------    --------    --------    --------
                                                               (thousands of dollars)
Balance at beginning of year..............    $213,138    $195,283    $190,552    $189,714    $183,251
Loan charge-offs:
  Commercial..............................      15,310      13,328      13,417      21,300      15,090
  Commercial mortgage.....................       2,999       3,696       7,246       3,374       4,611
  Consumer................................      21,306      13,099      13,915       8,040       6,763
  Consumer mortgage.......................         730       2,814       1,671         766       1,301
  Credit card.............................      30,398      30,271      16,614      14,248      15,073
                                              --------    --------    --------    --------    --------
     Total charge-offs....................      70,743      63,208      52,863      47,728      42,838
Loan recoveries:
  Commercial..............................       5,259       7,773       7,470       7,886       7,194
  Commercial mortgage.....................       2,618       3,287       1,782       2,764       2,587
  Consumer................................       6,804       6,098       4,864       4,190       3,539
  Consumer mortgage.......................         119       1,907         434         741         291
  Credit card.............................       7,008       5,385       5,423       4,380       4,121
                                              --------    --------    --------    --------    --------
     Total recoveries.....................      21,808      24,450      19,973      19,961      17,732
                                              --------    --------    --------    --------    --------
Net loan charge-offs......................      48,935      38,758      32,890      27,767      25,106
Provision for loan losses.................      54,658      42,647      36,756      23,891      29,090
Reserves of acquired banks................                  13,966         865       4,714       2,479
                                              --------    --------    --------    --------    --------
     Total balance at end of year.........    $218,861    $213,138    $195,283    $190,552    $189,714
                                              ========    ========    ========    ========    ========
Reserve to year-end loans.................        1.61%       1.62%       1.55%       1.60%       1.75%
Net charge-offs to average loans:
  Commercial..............................         .22%        .13%        .15%        .37%        .26%
  Commercial mortgage.....................         .01         .01         .19         .02         .09
     Total commercial loans...............         .14         .08         .17         .22         .18
  Consumer................................         .56         .29         .40         .27         .26
  Consumer mortgage.......................         .02         .03         .04                     .04
  Credit card.............................        3.50        4.04        2.02        1.93        2.18
     Total consumer loans.................         .66         .57         .39         .28         .34
     Total loans..........................         .37         .30         .27         .25         .25

     As a regional financial institution, Firstar lends to a diversified group of Midwestern borrowers and, to a much lesser degree, to national companies with Midwest operations. Net charge-offs in this commercial segment of the portfolio were $10.1 million, or .22% of average loans. This is up from the $5.6 million of net charge-offs in 1996, representing .13% of loans. While charge-offs in this segment of the portfolio have risen in 1997, the increase was for the most part attributable to two credits. Future charge-offs in this area should trend with the overall economic conditions of the markets that Firstar serves.

     Commercial mortgage loan net charge-offs were under one-half million dollars in both 1997 and 1996 and represented only .01% of average commercial mortgage loans. Future charge-off levels in this area should follow the overall experience level of the other commercial lending areas of the company.

     Consumer lending includes loans to individuals in communities served by Firstar's banks. These loans include both open-ended credit arrangements subject to an overall limit per customer, such as credit card and home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages. Consumer net charge-offs were $38.5 million in 1997, compared with $32.8 million in 1996 and $21.5 million in 1995. Total consumer net charge-offs of .66% in 1997 compares with .57% and .39% in 1996 and 1995, respectively. Consumer delinquency rates and bankruptcies have increased industry wide over the past three years. Increased consumer charge-offs have been the result of this trend.

     Credit card losses were $23.4 million in 1997 compared to $24.9 million in 1996 and $11.2 million in 1995. This represented charge-off rates of 3.50%, 4.04%, and 2.02% in 1997, 1996, and 1995, respectively. While high compared to Firstar's historical experience, these credit card charge-offs are well below national averages.

     Other consumer lending in the form of home equity loans and installment debt has seen increased charge-off levels in the past three years, but at a significantly lower rate than credit cards. These loss levels were at .56% of outstanding loans in 1997 compared to .29% in 1996 and .40% in 1995. Losses on consumer mortgages have been and should remain nominal.

LIQUIDITY AND MARKET RISK MANAGEMENT

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

     Asset liquidity is generally provided by short-term investments such as interest bearing deposits with other banks, federal funds sold and repurchase agreements. These investments totaled $90 million at December 31, 1997. Securities that have been designated as available for sale were $1.7 billion at the end of 1997 and can be sold to meet liquidity needs. The remaining securities portfolio, which is held to maturity, provides liquidity through scheduled maturities and the ability to use these securities in repurchase agreements.

     The requirement of liquidity is diminished by the predominance of core deposits, which account for 77% of Firstar's funding sources. Stable core deposits do not require significant amounts of liquidity to meet the net withdrawal demands of customers on a short or intermediate term basis. Other sources of liquidity are short-term borrowed funds and commercial time deposits which totaled $2.8 billion at the end of 1997. Firstar's ability to refinance maturing amounts and, when necessary, increase this funding base is a significant factor in its liquidity management.

     Additionally, Firstar has access to capital markets through the issuance of long-term debt or other securities. In December 1996, Firstar issued $150 million of Trust Capital Securities. In December 1997. Firstar Bank Milwaukee, N.A. issued $250 million of five year senior bank notes. Firstar also has in place a $125 million revolving credit facility which was unused at December 31, 1997.

                                    TABLE 11

                              COMPOSITION OF LOANS

                                                               DECEMBER 31
                                   -------------------------------------------------------------------
                                      1997          1996          1995          1994          1993
                                   -----------   -----------   -----------   -----------   -----------
                                                         (thousands of dollars)
Commercial and industrial........  $ 3,644,721   $ 3,366,016   $ 3,078,148   $ 2,944,565   $ 2,641,967
Commercial construction..........      466,934       418,040       387,378       329,717       262,476
Commercial mortgage..............    2,485,034     2,574,376     2,462,010     2,472,042     2,166,390
Other commercial.................    1,123,824       953,145     1,038,677       963,883       925,370
                                   -----------   -----------   -----------   -----------   -----------
  Commercial loans...............    7,720,513     7,311,577     6,966,213     6,710,207     5,996,203
Credit card......................      736,484       684,619       619,868       575,278       547,769
Consumer mortgage................    2,384,406     2,660,290     2,722,531     2,382,857     2,268,470
Home equity......................    1,271,966     1,121,580       935,907       767,540       645,002
Other consumer...................    1,455,417     1,417,468     1,387,994     1,469,946     1,367,377
                                   -----------   -----------   -----------   -----------   -----------
  Consumer loans.................    5,848,273     5,883,957     5,666,300     5,195,621     4,828,618
                                   -----------   -----------   -----------   -----------   -----------
  Total loans....................  $13,568,786   $13,195,534   $12,632,513   $11,905,828   $10,824,821
                                   ===========   ===========   ===========   ===========   ===========

                                    TABLE 12

                         MATURITY DISTRIBUTION OF LOANS

                                                                                         TOTAL
                                           DUE WITHIN      ONE TO         AFTER       DECEMBER 31,
                                            ONE YEAR     FIVE YEARS     FIVE YEARS        1997
                                           ----------    -----------    ----------    ------------
                                                           (thousands of dollars)
Commercial...............................  $3,201,210    $3,697,161     $  822,142    $ 7,720,513
Consumer.................................   2,087,119     2,241,050      1,520,104      5,848,273
                                           ----------    ----------     ----------    -----------
  Total..................................  $5,288,329    $5,938,211     $2,342,246    $13,568,786
                                           ==========    ==========     ==========    ===========

------------

The maturity is based upon contractual terms, however, Firstar may extend the maturity at prevailing rates and terms in the normal course of business.

Of the above loans due after one year, $5,021,977,000 have predetermined interest rates and $3,258,480,000 have floating or adjustable interest rates.

                                    TABLE 13

                        MATURITY RANGE OF TIME DEPOSITS

                                                                                              TOTAL
                            DUE WITHIN      THREE TO        SIX TO            AFTER        DECEMBER 31,
                           THREE MONTHS    SIX MONTHS    TWELVE MONTHS    TWELVE MONTHS        1997
                           ------------    ----------    -------------    -------------    ------------
                                                      (thousands of dollars)
  Certificates of deposit
     of $100,000 or
     more................    $388,655       $221,759       $124,759         $112,497         $847,670
                             ========       ========       ========         ========         ========

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Firstar's market risk is composed primarily of interest rate risk. Firstar's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Audit-Examining Committee.

     Firstar's primary purpose is to manage exposure to risks associated with interest rate movements and provide for acceptable and predictable results. Firstar utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The components of interest rate risk which are actively measured and managed include; repricing risk, basis risk, option risk and the risk of non-parallel shifts in the yield curve. Interest rate risk is measured in two ways to capture both near-term and long-term effects of rate volatility; earnings simulation modeling and net present value estimation.

     Earnings Simulation -- The earnings simulation model forecasts earnings over each of the next two years under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships and changes in the direction of rates. Management evaluates the effects on income of these various rate scenarios against earnings in a stable rate environment.

     The most recent earnings simulation projects net income would increase by approximately 2.6% of stable-rate net income if rates gradually fall by 150 basis points over the next year. It projects a decrease of approximately 2.3% if rates rise gradually by 150 basis points. Both simulations are well within the policy of limiting changes to 5% of net income.

     Net income is projected to fall below the level associated with stable rates if the yield curve flattens. Earnings are also affected by the relationship between different interest rates. For example, a 50 basis point narrower spread between the prime rate and the federal funds rate is projected to cause a 3.8% reduction in net income over a 1 year period.

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time. Loan and deposit growth assumptions as well as assumptions used to project rates for new loans and deposits are derived from historical analysis and management's outlook. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns.

     Net Present Value -- The Net Present Value (NPV) is defined as the discounted present value of all future expected cash flows of currently held assets, liabilities and off-balance sheet items. Interest rate risk analysis using NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet. At year-end 1997, a 100 basis point immediate increase in rates is estimated to reduce NPV by 2.2%. Alternatively, NPV is projected to increase by .7% if a 100 basis point decrease in rates occurs. Management considers this an acceptable risk profile commensurate with its core business activities.

     As with earnings simulation, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

CAPITAL

     Total stockholders' equity was $1.7 billion at the end of 1997 and represented 8.53% of total assets at the end of 1997 compared to 8.62% a year earlier. The market price of a share of Firstar common stock closed the year at $42.44, a 62% increase from a year earlier. Total market capitalization at December 31, 1997 was over $6 billion.

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

     A stock repurchase program was announced in January 1997. The program authorized the buyback and retirement of up to 12 million shares of common stock. In addition, Firstar repurchases common shares for reissuance to fund employee stock plans. Firstar has sought to manage capital levels through stock repurchases. These shares have been either retired or reserved for issuance in acquisitions or for employee stock plans. Firstar repurchased 7.1 million shares in 1997, 8.1 million shares in 1996 and 9.6 million shares in 1995 at a cost of $210 million, $190 million and $173 million in each respective year. Of these shares, 11.2 million were retired, 8.6 million were reissued in acquisitions,
4.3 million were reissued for employee stock plans, and 700 thousand were reissued in preferred stock conversions. Currently, Firstar has suspended its stock buyback program in order to build its tier 1 capital level back to the top quartile of its peer group of $10 to $25 billion banking companies and only anticipates repurchasing shares for reissuance under employee stock plans and for preferred stock conversions.

     Dividends paid to common stockholders totaled $119.4 million, or $.82 per share, an 11% increase over 1996. This represented a 40% payout of net income for 1997. It is Firstar's target to maintain a dividend payout level approximately at or above the median of its peer group which approximates 35%.

     Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. Capital is measured by two risk-based ratios: tier I capital and total capital, which includes tier II capital. The rules require that companies have minimum ratios of 4% and 8% for tier I and total capital, respectively. As of December 31, 1997, Firstar had tier I capital of 10.21% and total capital of 11.71%, significantly exceeding regulatory minimum standards. Firstar is considered "well capitalized" by its regulatory agency. The components of these capital levels are shown in Table 14.

     Additionally, a tier I leverage ratio is also used by bank regulators as another measure of capital strength. This ratio compares tier I capital to total reported assets reduced by goodwill. The regulatory minimum level of this ratio is 4%, and it acts as a constraint on the degree to which a company can leverage its equity base. Firstar's tier I leverage ratio was 8.50% at December 31, 1997.

                                    TABLE 14

                         CAPITAL COMPONENTS AND RATIOS

                                                                      DECEMBER 31
                                                    -----------------------------------------------
                                                       1997              1996              1995
                                                    -----------       -----------       -----------
                                                                (thousands of dollars)
Risk-based capital:
  Stockholders' equity............................  $ 1,693,101       $ 1,704,047       $ 1,524,820
  Trust capital securities........................      150,000           150,000
  Adjustment for unrealized gains on securities
     available for sale...........................      (22,624)          (19,191)          (34,127)
  Minority interest in subsidiaries...............        2,913             2,384             3,171
  Less disallowed intangibles.....................     (188,466)         (200,540)         (107,298)
                                                    -----------       -----------       -----------
     Total tier I capital.........................    1,634,924         1,636,700         1,386,566
  Allowable reserve for loan losses...............      200,438           175,725           167,564
  Allowable long-term debt........................       40,000            75,668           111,336
                                                    -----------       -----------       -----------
     Total tier II capital........................      240,438           251,393           278,900
                                                    -----------       -----------       -----------
     Total capital................................  $ 1,875,362       $ 1,888,093       $ 1,665,466
                                                    ===========       ===========       ===========
Risk-adjusted assets..............................  $16,016,627       $14,020,587       $13,377,391
Tier I capital to risk-adjusted assets............        10.21%            11.67%            10.36%
Total capital to risk-adjusted assets.............        11.71             13.47             12.45
Tier I leverage ratio.............................         8.50              8.55              7.52

[KPMG Peat Marwick LLP Logo]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Firstar Corporation:

We have audited the accompanying consolidated balance sheets of Firstar Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstar Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    [KPMG Peat Marwick LLP Logo]

Milwaukee, Wisconsin
January 14, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31              AVERAGE BALANCES
                                            -------------------------   -------------------------
                                               1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------
                                                           (thousands of dollars)
ASSETS
Cash and due from banks...................  $ 1,254,289   $ 1,449,094   $   998,381   $ 1,044,706
Interest-bearing deposits with banks......        5,249         6,349        14,030         8,743
Federal funds sold and resale
  agreements..............................       82,589       192,965       108,655        88,319
Trading securities........................        2,293        13,489         2,238        10,140
Securities held to maturity...............    2,452,124     2,250,776     2,327,482     2,323,050
Securities available for sale.............    1,707,606     1,966,590     1,854,480     2,046,402
Loans.....................................   13,568,786    13,195,534    13,290,260    12,922,374
Reserve for loan losses...................     (218,861)     (213,138)     (214,026)     (206,913)
                                            -----------   -----------   -----------   -----------
  Loans-net...............................   13,349,925    12,982,396    13,076,234    12,715,461
Bank premises and equipment...............      368,083       368,699       366,862       356,368
Customer acceptance liability.............        7,360        14,281        12,504        17,273
Other assets..............................      614,167       522,781       562,683       548,367
                                            -----------   -----------   -----------   -----------
  Total assets............................  $19,843,685   $19,767,420   $19,323,549   $19,158,829
                                            ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand..................................  $ 3,607,659   $ 3,880,610   $ 3,186,828   $ 3,174,569
  Interest-bearing demand.................    1,756,520     1,687,885     1,598,625     1,552,786
  Money market accounts...................    2,947,683     2,744,751     2,785,697     2,577,477
  Savings passbook........................    1,339,038     1,518,033     1,441,221     1,599,075
  Certificates of deposit.................    5,063,754     5,382,918     5,275,729     5,392,430
                                            -----------   -----------   -----------   -----------
     Total deposits.......................   14,714,654    15,214,197    14,288,100    14,296,337
Short-term borrowed funds.................    2,121,412     1,868,606     2,397,346     2,357,838
Long-term debt............................    1,057,151       697,194       746,500       641,082
Bank acceptances outstanding..............        7,360        14,281        12,504        17,273
Other liabilities.........................      250,007       269,095       271,262       270,951
                                            -----------   -----------   -----------   -----------
     Total liabilities....................   18,150,584    18,063,373    17,715,712    17,583,481
Stockholders' equity:
  Preferred stock.........................        5,308        11,344         7,139        12,662
  Common stock............................      181,102       188,532       175,081       188,532
  Issued: 1997, 144,881,896 shares
          1996, 150,826,196 shares
  Capital surplus.........................                     51,145         9,105        47,711
  Retained earnings.......................    1,484,199     1,437,891     1,403,996     1,358,833
  Treasury stock, at cost.................         (132)       (4,056)       (3,007)      (49,339)
  Held: 1997, 48,547 shares
        1996, 490,396 shares
Restricted stock..........................                                                    (73)
Unrealized gains on securities available
  for sale................................       22,624        19,191        15,523        17,022
                                            -----------   -----------   -----------   -----------
     Total stockholders' equity...........    1,693,101     1,704,047     1,607,837     1,575,348
                                            -----------   -----------   -----------   -----------
     Total liabilities and equity.........  $19,843,685   $19,767,420   $19,323,549   $19,158,829
                                            ===========   ===========   ===========   ===========

------------
The average balances are not covered by the Independent Auditors' Report.

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31
                                                             -----------------------------------------------
                                                                 1997             1996             1995
                                                             -------------    -------------    -------------
                                                              (thousands of dollars, except per share data)
INTEREST REVENUE
Loans....................................................     $1,138,417       $1,113,459       $1,081,685
Securities:
  Taxable................................................        198,112          209,396          200,465
  Nontaxable.............................................         58,242           54,403           53,329
                                                              ----------       ----------       ----------
     Total securities....................................        256,354          263,799          253,794
Interest-bearing deposits with banks.....................            691              380              967
Federal funds sold and resale agreements.................          5,880            4,916           10,534
Trading securities.......................................            131              344              806
                                                              ----------       ----------       ----------
     Total interest revenue..............................      1,401,473        1,382,898        1,347,786
INTEREST EXPENSE
Deposits:
  Interest-bearing demand................................         24,775           21,786           23,831
  Money market accounts..................................        119,135          102,927           85,231
  Savings passbook.......................................         33,179           40,034           44,509
  Certificates of deposit................................        294,581          300,806          291,135
                                                              ----------       ----------       ----------
     Total deposits......................................        471,670          465,553          444,706
Short-term borrowed funds................................        127,153          123,629          133,151
Long-term debt...........................................         52,265           43,830           43,982
                                                              ----------       ----------       ----------
     Total interest expense..............................        651,088          633,012          621,839
                                                              ----------       ----------       ----------
NET INTEREST REVENUE.....................................        750,385          749,886          725,947
Provision for loan losses................................         54,658           42,647           36,756
                                                              ----------       ----------       ----------
NET INTEREST REVENUE AFTER LOAN LOSS PROVISION...........        695,727          707,239          689,191
OTHER OPERATING REVENUE
Trust and investment management fees.....................        174,899          148,019          134,354
Service charges on deposit accounts......................         87,483           91,953           81,775
Credit card service revenue..............................         71,038           69,945           62,106
Mortgage banking revenue.................................         46,829           49,100           38,479
Data processing fees.....................................         19,993           19,443           17,924
Gain on sale of merchant processing......................         22,821
Securities gains (losses)................................            679               66           (5,730)
Other revenue............................................         67,397           61,926           63,289
                                                              ----------       ----------       ----------
     Total other operating revenue.......................        491,139          440,452          392,197
OTHER OPERATING EXPENSE
Salaries.................................................        333,866          320,239          323,163
Employee benefits........................................         65,836           71,277           72,198
Equipment expense........................................         69,574           63,197           56,282
Net occupancy expense....................................         63,232           64,235           57,992
Restructuring expense....................................                          53,267           23,151
Other expense............................................        211,510          201,115          201,336
                                                              ----------       ----------       ----------
     Total other operating expense.......................        744,018          773,330          734,122
                                                              ----------       ----------       ----------
INCOME BEFORE INCOME TAXES...............................        442,848          374,361          347,266
Provision for income taxes...............................        147,639          124,184          118,353
                                                              ----------       ----------       ----------
NET INCOME...............................................     $  295,209       $  250,177       $  228,913
                                                              ==========       ==========       ==========
PER COMMON SHARE:
Net income...............................................     $     2.03       $     1.68       $     1.50
Net income assuming dilution.............................           2.00             1.66             1.48
Dividends................................................            .82              .74              .66

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    NET
                                                                                 UNREALIZED
                                  PREFERRED    COMMON    CAPITAL     RETAINED      GAIN/      RESTRICTED   TREASURY
                                    STOCK      STOCK     SURPLUS     EARNINGS      (LOSS)       STOCK        STOCK       TOTAL
                                  ---------   --------   --------   ----------   ----------   ----------   ---------   ----------
                                                           (thousands of dollars, except per share data)
BALANCE AT DECEMBER 31, 1994....   $26,979    $190,731   $136,187   $1,172,062   $   (1,054)   $(1,551)    $ (10,669)  $1,512,685
Net income......................                                       228,913                                            228,913
Cash dividends:
  Preferred stock, series D
    ($35.00 per share)..........                                        (1,247)                                            (1,247)
  Preferred stock ($.90 per
    share)......................                                          (274)                                              (274)
  Common stock ($.66 per
    share)......................                                       (99,838)                                           (99,838)
Converted 8,087 shares of
  preferred stock into 347,074
  shares of common stock........    (4,044)         80       (123)                                             4,087            0
Redemption of 303,640 shares of
  preferred stock...............    (7,591)                               (759)                                            (8,350)
Retired 5,251,398 shares of
  common stock..................                (3,283)   (90,670)                                                        (93,953)
Issued 627,300 shares of common
  stock for bank acquisitions...                            1,207                                              8,069        9,276
Issued 1,779,880 shares of
  common stock for employee
  benefit plans.................                   689      5,057                                             12,509       18,255
Issued 503,804 shares of common
  stock for note conversion.....                   315      1,185                                                           1,500
Purchased 4,313,196 shares of
  treasury stock................                                                                             (78,830)     (78,830)
Unrealized gains on securities
  available for sale............                                                     35,181                                35,181
Amortization/adjustment of
  restricted stock..............                              393                                1,109                      1,502
                                   -------    --------   --------   ----------   ----------    -------     ---------   ----------
BALANCE AT DECEMBER 31, 1995....    15,344     188,532     53,236    1,298,857       34,127       (442)      (64,834)   1,524,820
Net income......................                                       250,177                                            250,177
Cash dividends:
  Preferred stock, series D
    ($35.00 per share)..........                                          (867)                                              (867)
  Common stock ($.74 per
    share)......................                                      (110,276)                                          (110,276)
Converted 8,000 shares of
  preferred stock into 343,366
  shares of common stock........    (4,000)                (1,083)                                             5,083            0
Issued 9,781,096 shares of
  common stock for bank
  acquisitions..................                            4,787                                            215,019      219,806
Issued 1,854,724 shares of
  common stock for employee
  benefit plans.................                           (5,783)                                            30,984       25,201
Purchased 8,080,200 shares of
  treasury stock................                                                                            (189,997)    (189,997)
Unrealized gains on securities
  available for sale............                                                    (14,936)                              (14,936)
Amortization/adjustment of
  restricted stock..............                              (12)                                 442          (311)         119
                                   -------    --------   --------   ----------   ----------    -------     ---------   ----------
BALANCE AT DECEMBER 31, 1996....   $11,344    $188,532   $ 51,145   $1,437,891   $   19,191    $     0     $  (4,056)  $1,704,047
Net income......................                                       295,209                                            295,209
Cash dividends:
  Preferred stock, series D
    ($35.00 per share)..........                                          (483)                                              (483)
  Common stock ($.82 per
    share)......................                                      (119,426)                                          (119,426)
Converted 12,072 shares of
  preferred stock into 518,127
  shares of common stock........    (6,036)                  (518)      (3,780)                               10,334            0
Issued 1,095,622 shares of
  common stock for employee
  benefit plans.................                           (5,184)      (2,601)                               27,756       19,971
Purchased and retired 5,944,300
  shares of common stock........                (7,430)   (45,443)    (122,611)                                          (175,484)
Purchased 1,171,900 shares of
  treasury stock................                                                                             (34,166)     (34,166)
Unrealized gains on securities
  available for sale............                                                      3,433                                 3,433
                                   -------    --------   --------   ----------   ----------    -------     ---------   ----------
BALANCE AT DECEMBER 31, 1997....   $ 5,308    $181,102   $      0   $1,484,199   $   22,624    $     0     $    (132)  $1,693,101
                                   =======    ========   ========   ==========   ==========    =======     =========   ==========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31
                                                            -----------------------------------------
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
                                                                     (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................    $   295,209    $   250,177    $   228,913
Adjustments:
  Provision for loan losses.............................         54,658         42,647         36,756
  Depreciation, amortization and accretion..............         59,851         70,647         50,520
  Net decrease (increase) in trading securities.........         11,196           (853)        19,021
  Net (increase) decrease in loans held for resale......        (89,603)       173,454       (278,563)
  (Gain) loss on securities and other assets............         (2,398)        (1,325)         3,866
  Deferred income taxes.................................          6,096          7,073           (335)
  (Increase) decrease in other assets...................       (105,726)        49,706          6,321
  Decrease in other liabilities.........................        (12,275)       (25,740)        (3,983)
  Other net.............................................          5,055         (3,489)         3,044
                                                            -----------    -----------    -----------
    Net cash provided by operating activities...........        222,063        562,297         65,560
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold and resale
  agreements............................................        110,376        (83,020)       241,359
Net decrease (increase) in interest-bearing deposits
  with banks............................................          1,100           (882)        28,065
Sales of securities held to maturity....................                                       17,541
Sales of securities available for sale..................            679        253,438        270,984
Maturities of securities held to maturity...............        382,681        408,630        666,169
Maturities of securities available for sale.............        526,916        432,002        156,018
Purchases of securities held to maturity................       (588,407)      (224,488)    (1,410,008)
Purchases of securities available for sale..............       (265,318)      (371,728)       (90,936)
Net (increase) decrease in loans........................       (331,571)       187,545       (521,197)
Net cash from acquisitions..............................                        64,718            294
Proceeds from sales of foreclosed assets................         14,276          8,226         12,074
Purchases of bank premises and equipment................        (73,097)       (57,773)       (55,369)
Proceeds from sales of bank premises and equipment......         10,102          3,221          4,638
                                                            -----------    -----------    -----------
    Net cash provided (used) by investing activities....       (212,263)       619,889       (680,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits.....................       (499,543)      (176,297)       828,503
Net increase (decrease) in short-term borrowed funds....        252,806       (508,659)       103,908
Repayment of long-term debt.............................        (29,319)      (216,491)       (25,127)
Proceeds from long-term debt............................        389,276        148,500        186,760
Cash dividends..........................................       (119,909)      (111,143)      (101,359)
Preferred stock redemption..............................                                       (8,350)
Common/treasury stock repurchases.......................       (209,650)      (197,324)      (165,456)
Common/treasury stock issued............................         11,734         17,576         14,561
                                                            -----------    -----------    -----------
    Net cash (used) provided by financing activities....       (204,605)    (1,043,838)       833,440
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and due from banks......       (194,805)       138,348        218,632
Cash and due from banks at beginning of year............      1,449,094      1,310,746      1,092,114
                                                            -----------    -----------    -----------
Cash and due from banks at end of year..................    $ 1,254,289    $ 1,449,094    $ 1,310,746
                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................    $   648,004    $   636,493    $   600,006
  Income taxes..........................................        137,737        116,052        116,443
Transfers to foreclosed assets from loans...............          8,153          8,345          9,166
Acquisitions:
  Assets acquired.......................................                     1,370,563         85,762
  Cash paid for purchase of stock.......................    $              $    (5,535)   $
  Cash acquired.........................................                        70,253            294
                                                            -----------    -----------    -----------
    Net cash from acquisitions..........................    $              $    64,718    $       294
                                                            ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business--Firstar Corporation is a registered bank holding company providing financial services through 241 locations in Wisconsin, Illinois, Minnesota, Iowa, Arizona and Florida. These banking activities include accepting demand, time and savings deposits; making both secured and unsecured business and personal loans; providing trust and investment management services to individuals and corporate customers; providing correspondent banking services to other financial institutions; conducting mortgage banking activities; providing international banking services; conducting retail brokerage operations; providing mutual fund custody services; and other related banking activities.

     Principles of presentation--The consolidated financial statements include the accounts of Firstar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are recorded at estimated fair value at the date of acquisition. Financial statements have been restated to include companies acquired under pooling of interests when material. Investments in joint ventures where Firstar's equity interest is less than fifty percent are not consolidated and are accounted for under equity method accounting rules. Certain prior year amounts have been reclassified to conform to current year classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and all accompanying footnotes. Actual results could differ from those estimates.

     Securities--Purchases of securities that are made with the positive intent and ability to hold them to maturity are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield method. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Valuation adjustments net of deferred tax are recorded as a component of stockholders' equity. Securities held for indefinite periods of time may include securities that management intends to use as part of its asset/liability management strategy or have been acquired in business acquisitions and are designated to be sold. Gains or losses on sales of securities are computed on the basis of specific identification of the adjusted cost of each security. Trading account securities are carried at market. Valuation adjustments are included in other revenue in the consolidated statements of income.

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

     Foreclosed assets--Foreclosed assets, the balance of which is included in other assets, includes primarily properties acquired through loan foreclosure proceedings or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the carrying value of the related loans or the fair market value of the foreclosed asset acquired less the estimated costs to sell the foreclosed asset. Initial valuation adjustments, if any, are charged against the reserve for loan losses. Subsequent reevaluations of the properties, which indicate reduced value, are recognized through charges to other operating expense. Revenues and expenditures related to holding and operating these properties are included in other operating expense.

     Bank premises and equipment--Bank premises and equipment are stated at cost less depreciation, which has been accumulated on the straight-line basis. Maintenance and repairs are charged to expense and betterments are capitalized.

     Intangible assets--Intangible assets, consisting of goodwill, core deposit premium and credit card premium, are included in other assets in the balance sheet. Goodwill is amortized over periods of fifteen to twenty-five years. Core deposit intangibles are amortized over a life of up to ten years. Credit card premiums are amortized over a life of ten years. Firstar periodically evaluates the carrying value and remaining amortization period of all long lived assets including intangible assets for impairment. Adjustments are recorded when the benefit of the asset decreases due to disposition of branches or deposits associated with the entity acquired in the purchase business combination.

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

     Stock based compensation plans--Firstar has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. Firstar has elected not to adopt the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" which requires a fair-value based method of accounting for stock options and equity awards and will continue to follow APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations to account for its stock based compensation plans.

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

     Interest rate swaps, caps, floors and futures entered into as an intermediary are accounted for at market value. Realized gains and losses and changes in market value are recognized in other operating revenue.

     Cash and cash equivalents--For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include the balance sheet caption cash and due from banks.

     Income per common share--In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which became effective for the Corporation for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under other contracts. Prior years were also restated under SFAS No. 128.

     Recent accounting pronouncements--The Financial Accounting Standard Board issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transactions entered into after December 31, 1996. This statement supersedes the existing standards on accounting for mortgage servicing rights and provides accounting and reporting standards for transfers and servicing of all financial assets and extinguishment of liabilities based upon consistent application of a financial components approach that focuses on control. The adoption of this statement did not have a significant effect on the result of operations or financial position.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity. The provisions of this statement are effective with the first quarter of 1998 financial statements and will have no impact on financial position or results of operations of Firstar.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of this statement require the disclosure of financial information about a company's operating segments in interim and annual financial statements. The definition of operating segments is to be based upon internal management practices of the company. The statement is effective in 1998 and its adoption will have no impact on the financial condition or results of operations of Firstar.

NOTE 2. MERGERS AND ACQUISITIONS

     The following table summarizes completed acquisitions:

                                           TOTAL                                           METHOD OF
           NAME OF INSTITUTION             ASSETS   ACQUISITION DATE     CONSIDERATION     ACCOUNTING
           -------------------             ------   ----------------     -------------     ----------
                                                             (millions of dollars)
1996:
  American Bancorporation, Inc.
     St. Paul, MN........................  $1,187   July 1996          Cash $38.6          Purchase
                                                                       8,000,000 shares
                                                                       of common stock
  Harvest Financial Corp.
     Dubuque, IA.........................     353   January 1996       1,774,408 shares    Purchase
                                                                       of common stock
                                           ------
                                           $1,540
                                           ======
1995:
  Investors Bank Corp.
     Wayzata, MN.........................  $1,134   April 1995         6,013,846 shares    Pooling of
                                                                       of common stock     interests
  First Moline Financial Corp.
     Moline, IL..........................      86   March 1995         627,300 shares      Purchase
                                                                       of common stock
  First Colonial Bankshares Corporation
     Chicago, IL.........................   1,780   January 1995       15,401,534 shares   Pooling of
                                                                       of common stock     interests
                                           ------
                                           $3,000
                                           ======

NOTE 3. SECURITIES

     The amortized cost and approximate market values of securities are as follows:

                                                                      DECEMBER 31, 1997
                                                     ----------------------------------------------------
                                                     AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                        COST         GAINS         LOSSES        VALUE
                                                     ----------    ----------    ----------    ----------
                                                                    (thousands of dollars)
Securities held to maturity:
  Mortgage backed obligations of federal
     agencies....................................    $1,139,317     $32,038       $  (779)     $1,170,576
  State and political subdivisions...............     1,306,555      23,129        (1,144)      1,328,540
  Corporate debt.................................         6,252                        (8)          6,244
                                                     ----------     -------       -------      ----------
     Total.......................................    $2,452,124     $55,167       $(1,931)     $2,505,360
                                                     ==========     =======       =======      ==========
Securities available for sale:
  U.S. Treasury and federal agencies.............    $1,425,457     $36,175       $  (818)     $1,460,814
  Mortgage backed obligations of federal
     agencies....................................       103,036         949          (149)        103,836
  State and political subdivisions...............         6,146          36            (9)          6,173
  Equity securities..............................        98,010                                    98,010
  Money market mutual funds......................        38,773                                    38,773
                                                     ----------     -------       -------      ----------
     Total.......................................    $1,671,422     $37,160       $  (976)     $1,707,606
                                                     ==========     =======       =======      ==========

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
                                                     ==========     =======       =======      ==========

     The amortized cost and approximate market value of securities at December 31, 1997, by contractual maturity, are shown below. Maturities of mortgage backed obligations were estimated based on anticipated payments.

                                                  SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                                  ----------------------------    ------------------------------
                                                   AMORTIZED         MARKET         AMORTIZED         MARKET
                                                      COST           VALUE            COST             VALUE
                                                  ------------    ------------    -------------    -------------
                                                                      (thousands of dollars)
Due in one year or less.......................     $  326,482      $  333,366      $  164,028       $  164,110
Due after one year through five years.........      1,131,251       1,150,509       1,349,422        1,385,014
Due after five years through ten years........        808,186         833,018          44,701           45,188
Due after 10 years............................        186,205         188,467          15,261           15,284
                                                   ----------      ----------      ----------       ----------
                                                   $2,452,124      $2,505,360       1,573,412        1,609,596
                                                   ==========      ==========
Equity securities.............................                                         98,010           98,010
                                                                                   ----------       ----------
     Total....................................                                     $1,671,422       $1,707,606
                                                                                   ==========       ==========

     Gross gains of $1,179,000 , $67,000 and $487,000 and gross losses of $500,000 , $1,000 and $6,217,000 were realized on the sale of securities classified as available for sale in 1997, 1996 and 1995, respectively.

     The amortized cost of securities pledged to secure public or trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law was $1,656,281,000 at December 31, 1997 and $1,927,236,000 at December 31, 1996.

NOTE 4. LOANS

     The composition of loans, including lease financing receivables, is summarized below. Loans are presented net of unearned discount which amounted to $28,175,000 and $22,740,000 at December 31, 1997 and 1996, respectively.
Commercial loans pledged to secure public deposits were $169,015,000 on December 31, 1997 and $184,333,000 on December 31, 1996. Residential mortgage loans held for resale were $234,008,000 and $143,614,000 on December 31, 1997 and 1996,
respectively.

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1997           1996
                                                                -----------    -----------
                                                                  (thousands of dollars)
Commercial and industrial...................................    $ 3,644,721    $ 3,366,016
Commercial construction.....................................        466,934        418,040
Commercial mortgage.........................................      2,485,034      2,574,376
Other commercial............................................      1,123,824        953,145
                                                                -----------    -----------
  Commercial................................................      7,720,513      7,311,577
Credit card.................................................        736,484        684,619
Consumer mortgage...........................................      2,384,406      2,660,290
Home equity.................................................      1,271,966      1,121,580
Other consumer..............................................      1,455,417      1,417,468
                                                                -----------    -----------
  Consumer..................................................      5,848,273      5,883,957
                                                                -----------    -----------
     Total..................................................    $13,568,786    $13,195,534
                                                                ===========    ===========

     Loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate are summarized below.

                                                                             DECEMBER 31
                                                               ---------------------------------------
                                                                1997            1996            1995
                                                               -------         -------         -------
                                                                       (thousands of dollars)
Commercial.................................................    $47,293         $66,913         $74,574
Consumer...................................................     16,828          19,193          16,187
                                                               -------         -------         -------
     Total.................................................    $64,121         $86,106         $90,761
                                                               =======         =======         =======

     The effect of nonperforming loans on interest revenue was as follows:

                                                                       YEARS ENDED DECEMBER 31
                                                               ---------------------------------------
                                                                1997            1996            1995
                                                               -------         -------         -------
                                                                       (thousands of dollars)
Interest at original contract rate.........................    $ 7,367         $ 9,236         $ 8,348
Interest collected.........................................      2,463           4,474           3,768
                                                               -------         -------         -------
     Net reduction of interest revenue.....................    $ 4,904         $ 4,762         $ 4,580
                                                               =======         =======         =======

NOTE 5. RESERVE FOR LOAN LOSSES

     An analysis of the reserve for loan losses is as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                            ------------------------------------------
                                                              1997             1996             1995
                                                            --------         --------         --------
                                                                      (thousands of dollars)
Balance at beginning of year............................    $213,138         $195,283         $190,552
Provision for loan losses...............................      54,658           42,647           36,756
Loan recoveries.........................................      21,808           24,450           19,973
Loan charge-offs........................................     (70,743)         (63,208)         (52,863)
Reserves of acquired banks..............................                       13,966              865
                                                            --------         --------         --------
Balance at end of year..................................    $218,861         $213,138         $195,283
                                                            ========         ========         ========
Charge-offs, net of recoveries, as a percentage of
  average loans.........................................         .37%             .30%             .27%
Reserve as a percentage of year-end loans...............        1.61             1.62             1.55

     A portion of the reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. Information on these loans and their related reserve for loan losses are as follows:

                                                                             DECEMBER 31
                                                               ---------------------------------------
                                                                1997            1996            1995
                                                               -------         -------         -------
Impaired loans:
  With reserve allocation..................................    $27,911         $41,643         $43,851
  Without reserve allocation...............................     19,119          24,242          29,347
                                                               -------         -------         -------
     Total.................................................    $47,030         $65,885         $73,198
                                                               =======         =======         =======
  Reserve allocated........................................      2,295           4,914           8,952
  Average balance of impaired loans during year............     62,835          69,783          67,271
  Interest income recognized during year...................      2,463           4,296           3,200

NOTE 6. BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (thousands of dollars)
Land........................................................  $  43,335    $  45,991
Bank premises...............................................    367,639      345,986
Equipment...................................................    328,011      311,979
                                                              ---------    ---------
     Subtotal...............................................    738,985      703,956
Accumulated depreciation....................................   (370,902)    (335,257)
                                                              ---------    ---------
     Total..................................................  $ 368,083    $ 368,699
                                                              =========    =========

     Depreciation charged to other operating expense amounted to $49,179,000, $46,791,000 and $42,684,000 in 1997, 1996 and 1995, respectively. Rental expense for bank premises and equipment amounted to $40,901,000, $36,662,000 and $34,057,000 in 1997, 1996 and 1995, respectively. Contingent rentals and sublease rental income amounts were not significant.

     Occupancy expense is net of amortization of a total of $68 million of pre-tax deferred gain on a building sale which was amortized through 1997, at which time the related leaseback expired. This amortization was $6,813,000 in 1997, $6,240,000 in 1996 and $6,240,000 in 1995.

     Firstar and its subsidiaries are obligated under noncancelable operating leases for various bank premises and equipment. These leases expire intermittently over the years through 2034. The minimum rental commitments under noncancelable leases for the next five years are shown below:

                                                               PERIOD        AMOUNT
                                                              --------      ---------
                                                              (thousands of dollars)
Bank premises and equipment.................................    1998         $30,345
                                                                1999          28,991
                                                                2000          28,117
                                                                2001          26,503
                                                                2002          26,779

NOTE 7. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are summarized as follows:

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Goodwill....................................................  $174,954   $186,462   $107,298
Core deposit intangibles....................................    20,496     24,438     15,161
Credit card premium.........................................       607
                                                              --------   --------   --------
     Total..................................................  $196,057   $210,900   $122,459
                                                              ========   ========   ========
Amortization of intangibles during year.....................  $ 14,987   $ 15,321   $ 11,068

NOTE 8. MORTGAGE SERVICING RIGHTS

     The fair value of capitalized mortgage servicing rights was $23.1 million on on December 31, 1997 and $17.0 million on December 31, 1996. Firstar serviced $3,107 million and $3,164 million of mortgage loans for other investors as of December 31, 1997 and 1996, respectively. Changes in capitalized mortgage servicing are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Balance--beginning of year..................................  $ 12,728   $  9,538   $  7,238
Servicing rights capitalized................................    22,661     18,117      7,096
Amortization of servicing rights............................    (2,508)    (2,461)    (1,641)
Sales of servicing rights...................................   (16,682)   (12,354)    (3,155)
Valuation allowance.........................................       (19)      (112)
                                                              --------   --------   --------
Balance--end of year........................................  $ 16,180   $ 12,728   $  9,538
                                                              ========   ========   ========

NOTE 9. SHORT-TERM BORROWED FUNDS

     Short-term borrowed funds are summarized as follows:

                                                              1997         1996         1995
                                                           ----------   ----------   ----------
                                                                  (thousands of dollars)
Federal funds purchased and repurchase agreements:
  At December 31.........................................  $1,512,882   $1,223,037   $1,980,442
  Average during year....................................   2,014,522    1,902,766    1,994,281
  Maximum month-end balance..............................   2,291,116    2,110,250    2,407,507
  Average rate at year-end...............................        5.20%        5.66%        5.44%
  Average rate during year...............................        5.29         5.25         5.83

     Federal funds purchased, which totaled $1,123 million at December 31, 1997, generally represent one-day borrowings. Securities sold under repurchase agreements, which totaled $390 million at December 31, 1997, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. Other short-term borrowed funds comprise primarily treasury, tax and loan notes and Federal Home Loan Bank notes. Firstar additionally has a $125 million line of credit agreement in place which expires in April 2000. The credit agreement has certain restrictive covenants and requires payment of quarterly fees based upon both the commitment amount and usage levels. No advances were outstanding under this line at the end of 1997.

NOTE 10. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                 1997        1996
                                                              ----------   --------
                                                              (thousands of dollars)
Federal Home Loan Bank notes................................  $  457,438   $345,946
7.15% subordinated notes....................................     100,000    100,000
10.25% subordinated notes...................................      78,340     78,340
Trust capital securities....................................     150,000    150,000
6.25% senior bank notes.....................................     250,000
Other debt..................................................      21,373     22,908
                                                              ----------   --------
     Total..................................................  $1,057,151   $697,194
                                                              ==========   ========

     Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and first mortgage consumer real estate loans. The notes mature from 1998 through 2012 and have a variable interest rate averaging 5.89% as of December 31, 1997.

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

     On December 17, 1996, Firstar issued $150 million of trust capital securities through Firstar Capital Trust I, a statutory business trust, of which all common securities are owned by Firstar. The capital securities pay cumulative cash distributions semiannually at an annual rate of 8.32%. The securities are redeemable from December 23, 2006 until December 23, 2016 at a declining rate of 104.16% to 100% of the principal amount. After December 23, 2016 they are redeemable at par until December 15, 2026 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures of Firstar. Firstar guarantees the capital securities through the combined operation of the debentures and other related documents. Firstar's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of Firstar. The securities qualify as tier I capital for regulatory capital purposes.

     Firstar Bank Milwaukee, N.A. issued $250 million of 6.25% senior notes on December 4, 1997. The notes are unsecured and mature on December 1, 2002.

     Long-term debt has aggregate maturities for the five years 1998 through 2002 as follows: $255,553,000 in 1998, $162,173,000 in 1999, $229,697,000 in
2000, $146,000 in 2001 and $253,840,000 in 2002.

NOTE 11. STOCKHOLDERS' EQUITY

     The authorized and outstanding shares of Firstar are as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997         1996
                                                              -----------  -----------
Preferred stock, $1.00 par value
  Series C--Authorized......................................    2,500,000    2,500,000
Preferred stock from acquired bank:
  Series D--Authorized......................................       40,250       40,250
           --Outstanding....................................       10,615       22,688
Common stock, $1.25 par value:
  Authorized................................................  240,000,000  240,000,000
  Outstanding (net of treasury stock).......................  144,833,349  150,335,800

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

     On January 31, 1995, Firstar converted 38,775 shares of First Colonial Bankshares Corporation Series C preference stock, represented by 775,500 depository shares, into like shares of its Series D preferred stock in connection with the acquisition of First Colonial Bankshares Corporation. Each share receives annual dividends of $35 and is convertible into 42.92 shares of common stock. Shares are redeemable at $500 per share.

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

     Firstar's incentive stock plan provides for a maximum grant of 11.2 million stock options, appreciation rights, and/or shares of stock. Stock options are granted with an exercise price equal to the stock fair market value at the date of grant. All outstanding stock options expire ten years and one month after the date of grant and vest and become fully exercisable after a period from between one to three years. At December 31, 1997, there were 3,358,000 additional shares available for grant under the plan.

     Firstar in connection with bank acquisitions, converted existing options for shares of the acquired banks into an equivalent number of options for shares of Firstar common stock. As of December 31, 1997 these options totaled 253,770 with an exercise price of $5.40 to $11.81. No additional stock options will be awarded under these plans.

     The following table summarizes option activity under these plans:

                                                                NUMBER OF     WEIGHTED-AVERAGE
                                                                  SHARES       EXERCISE PRICE
                                                                ----------    ----------------
Options outstanding at December 31, 1994....................     6,158,328         $10.00
Granted.....................................................       985,200          13.69
Assumed through acquisitions................................         5,812           4.72
Exercised...................................................    (1,524,979)          8.93
Forfeited...................................................      (162,266)         12.88
Expired.....................................................        (6,000)         15.84
                                                                ----------
Options outstanding at December 31, 1995....................     5,456,095          10.86
Granted.....................................................     1,021,400          20.12
Assumed through acquisitions................................        69,904           6.36
Exercised...................................................    (1,744,361)          8.98
Forfeited...................................................      (290,336)         16.79
Expired.....................................................       (25,444)          2.09
                                                                ----------
Options outstanding at December 31, 1996....................     4,487,258          13.30
Granted.....................................................     1,855,000          28.31
Exercised...................................................    (1,061,005)         10.26
Forfeited...................................................      (204,500)         24.64
Expired.....................................................       (11,664)         11.02
                                                                ----------
Options outstanding at December 31, 1997....................     5,065,089          19.04
                                                                ==========

                                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    --------------------------------------------------      -------------------------------
                                                     WEIGHTED-AVG.
           RANGE OF                   NUMBER           REMAINING        WEIGHTED-AVG.         NUMBER         WEIGHTED-AVG.
       EXERCISE PRICES              OUTSTANDING      CONTRACT LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
       ---------------              -----------      -------------      --------------      -----------      --------------
$5.29 to 11.81................         764,870           2.48yr.            $ 7.55             764,870           $ 7.55
$12.56 to 16.25...............       1,765,052           6.16                14.41           1,241,797            14.69
$20.00 to 22.75...............         828,867           8.29                20.14             250,263            20.31
$28.31........................       1,706,300           9.26                28.31                   0
                                     ---------                                               ---------
Options at December 31,
  1997........................       5,065,089                                               2,256,930
                                     =========                                               =========

     Firstar's performance based stock plan grants performance shares to key executives. Estimated future payouts are predicated upon achievement of Firstar return on equity goals in relation to peer group banking companies and the market value of Firstar's common stock over a three year period. The grants are designated in shares of stock and the participant is paid the value of the earned shares one-half in cash and one-half in shares of Firstar's common stock plus a dividend equivalent for the performance period. The maximum number of performance shares awarded in 1997, 1996 and 1995 was 89,338, 132,891 and 178,035 respectively. The maximum number of common shares issuable under these awards was 44,669 at $28.31 per share in 1997, 66,445 at $20.00 per share in 1996, and 89,017 at $13.69 per share in 1995. Compensation expense recorded under this plan was $4,502,000 in 1997, $4,104,000 in 1996, and $2,092,000 in
1995.

     For purposes of providing the pro forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation", the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $7.65, $4.78 and $3.27 on the date of grant with the following weighted-average assumptions: 1997--expected dividend yield 3.0%, risk-free interest rate of 6.5%, an expected life of 7 years and expected volatility of 22%; 1996--expected dividend yield 3.4%, risk-free interest rate of 5.55%, an expected life of 7 years and expected volatility of 23%; 1995--expected dividend yield 4.4%, risk-free interest rate of 7.76%, an expected life of 7 years and expected volatility of 22%.

     Had compensation cost for Firstar's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $292.5, $248.9 million and $228.2 million in 1997, 1996 and 1995, respectively. Earnings per common share assuming dilution would have been $1.99 in 1997, $1.65 in 1996 and $1.48 in 1995.

NOTE 13. OTHER OPERATING EXPENSE

     A summary of other operating expense is as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Business development........................................  $ 30,415   $ 27,540   $ 29,413
Professional fees...........................................    27,412     22,244     20,491
Information processing expense..............................    23,493     20,840     21,918
Stationery and supplies.....................................    22,034     24,696     21,284
Delivery....................................................    21,091     19,497     19,192
Intangible amortization.....................................    14,987     15,321     11,068
Processing and other losses.................................    11,951      7,997      7,562
F.D.I.C. insurance..........................................     2,480      2,282     16,531
Net foreclosed assets (income) expense......................      (995)       349       (281)
SAIF assessments............................................                7,837
Other.......................................................    58,642     52,512     54,158
                                                              --------   --------   --------
     Total..................................................  $211,510   $201,115   $201,336
                                                              ========   ========   ========

NOTE 14. EMPLOYEE BENEFIT PLANS

     Firstar and its subsidiaries have non-contributory defined benefit pension plans covering substantially all employees. The benefits are based upon years of service and the employee's compensation during the last ten years of employment. The funding policy is to contribute annually the minimum amount necessary to satisfy federal minimum funding standards. Plan assets are primarily invested in listed stocks and U.S. Treasury and federal agency securities. The table below summarizes data relative to the plans.

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $257,798   $228,417   $216,261
  Accumulated benefit obligation............................   264,478    233,975    221,716
  Projected benefit obligation..............................   336,090    293,128    280,328
Plan assets at fair value...................................   338,005    291,462    237,195
Plan assets greater (less) than projected benefit
  obligation................................................     1,915     (1,666)   (43,133)
Unrecognized prior service cost.............................       591       (120)    (1,791)
Unrecognized net asset......................................    (2,213)    (3,446)    (4,680)
Unrecognized net loss.......................................    10,155      6,430     36,373
                                                              --------   --------   --------
     Pension asset (liability)..............................  $ 10,448   $  1,198   $(13,231)
                                                              ========   ========   ========
Net pension expense comprised the following:
  Service cost..............................................  $  9,447   $ 10,319   $  7,526
  Interest cost on projected benefit obligation.............    22,196     20,443     18,863
  Actual return on plan assets..............................   (45,693)   (31,086)   (46,230)
  Net amortization and deferral.............................    23,030     12,750     28,519
                                                              --------   --------   --------
     Net pension expense....................................  $  8,980   $ 12,426   $  8,678
                                                              ========   ========   ========
Assumptions used in actuarial values:
  Discount rate.............................................      7.25%      7.75%      7.50%
  Rates of increase in compensation levels..................      5.50       5.50       5.50
  Expected rate of return on plan assets....................      9.00       9.00       9.00

     Firstar also has unfunded pension plans covering certain employees. Interest rates used in calculating the actuarial values are essentially the same as in the previously described plans. The table below summarizes data relative to the plans.

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)

Projected benefit obligation................................  $(27,486)  $(19,681)  $(12,497)
Unrecognized prior service cost.............................     2,158      2,365      2,572
Unrecognized transition obligation..........................        61        104        146
Unrecognized net loss.......................................     9,628      3,885      2,068
                                                              --------   --------   --------
     Pension liability......................................  $(15,639)  $(13,327)  $ (7,711)
                                                              ========   ========   ========
Net pension expense comprised the following:
  Service cost..............................................  $    696   $    478   $    294
  Interest cost on projected benefit obligation.............     1,812      1,200        835
  Net amortization and deferral.............................       592        451        260
                                                              --------   --------   --------
     Net pension expense....................................  $  3,100   $  2,129   $  1,389
                                                              ========   ========   ========

     Firstar has profit sharing plans under which eligible employees can participate by contributing a portion of their salary for investment in one or more trust funds. Contributions are made to the account of each participant based upon profitability or at the discretion of the board of directors. Amounts expensed in connection with this plan were $9,597,000 in 1997, $7,013,000 in 1996, and $11,370,000 in 1995.

     In addition to pension benefits, certain health care benefits are made available to active and retired employees. The table below summarizes data relative to this benefit program. The program is unfunded and the transition obligation is being amortized over 20 years.

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $(32,648)  $(31,178)  $(40,893)
  Fully eligible active plan participants...................    (5,553)    (5,716)    (6,478)
  Other active plan participants............................   (13,351)   (11,552)   (12,641)
                                                              --------   --------   --------
     Total..................................................   (51,552)   (48,446)   (60,012)
Unrecognized transition obligation..........................    38,124     42,590     50,194
Unrecognized net gain.......................................   (17,780)   (20,661)    (7,528)
                                                              --------   --------   --------
     Postretirement benefit liability.......................  $(31,208)  $(26,517)  $(17,346)
                                                              ========   ========   ========
Net postretirement benefit expense comprised the following:
  Service cost..............................................  $    943   $    963   $    787
  Interest cost.............................................     3,658      4,401      3,753
  Net amortization and deferral.............................     1,760      2,354      2,093
  Plan curtailment..........................................     1,287      2,181
                                                              --------   --------   --------
     Net postretirement benefit expense.....................  $  7,648   $  9,899   $  6,633
                                                              ========   ========   ========

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed, decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement accumulated benefit obligation by $3,404,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $421,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.75% and 7.50 % at December 31, 1997, 1996 and 1995, respectively.

NOTE 15. INCOME TAXES

     The taxes applicable to income before income taxes were as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Current income taxes:
  Federal...................................................  $122,997   $ 97,942   $ 95,797
  State and other...........................................    18,546     19,169     22,891
                                                              --------   --------   --------
     Subtotal...............................................   141,543    117,111    118,688
Deferred income taxes:
  Federal...................................................     5,611      5,339        510
  State and other...........................................       485      1,734       (845)
                                                              --------   --------   --------
     Subtotal...............................................     6,096      7,073       (335)
                                                              --------   --------   --------
     Provision for income taxes.............................  $147,639   $124,184   $118,353
                                                              ========   ========   ========

     Exercised stock options produced tax benefits of $8,237,000 in 1997, $7,848,000 in 1996 and $3,785,000 in 1995 which were allocated directly to stockholders' equity. Also, the sale of subsidiaries which were acquired in a purchase business combination produced tax expense of $4,515,000 in 1996 which was allocated directly to goodwill.

     The actual provision for income taxes differed from the amount computed by applying the federal statutory rate of 35% to income before income taxes as shown below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Tax expense at statutory rate...............................  $154,997   $131,091   $121,543
Increase (reduction) in taxes resulting from:
  Tax-exempt income.........................................   (21,714)   (20,460)   (20,456)
  State and local taxes--net of federal income tax
     benefit................................................    12,370     13,587     14,330
  Amortization of nondeductible intangibles.................     3,703      4,050      2,748
  Favorable settlement of prior years' taxes................               (3,229)
  Other--net................................................    (1,717)      (855)       188
                                                              --------   --------   --------
     Provision for income taxes.............................  $147,639   $124,184   $118,353
                                                              ========   ========   ========

     The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars)
Deferred tax expense (exclusive of the effects of other
  components listed below)..................................  $  6,298   $  6,541   $     98
Change in beginning of year valuation allowance due to
  effective tax planning strategies.........................                          (1,008)
Change in valuation allowance due to creation/utilization
  of net operating losses...................................      (202)       532        575
                                                              --------   --------   --------
     Total..................................................  $  6,096   $  7,073   ($   335)
                                                              ========   ========   ========

     The significant components of the net deferred tax asset were as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------     ----
                                                                  (thousands of dollars)
Deferred tax liabilities:
  Equipment leased to customers.............................  $(23,464)  $(16,952)  $(13,860)
  Securities available for sale.............................   (13,242)   (10,019)   (20,164)
  Bank premises and equipment...............................   (12,704)   (12,616)   (11,120)
  Acquired assets accounted for as a purchase...............   (11,043)   (12,906)    (9,491)
  Other--net................................................      (619)
Deferred tax assets:
  Reserve for loan losses...................................    88,644     85,734     78,176
  Pension and post-retirement benefits......................    16,188     14,335     11,463
  State and federal net operating loss carry forwards.......    11,462     11,887     11,378
  Deferred compensation.....................................    10,618     12,834      8,889
  Other--net................................................                3,347      6,755
                                                              --------   --------   --------
     Subtotal...............................................    65,840     75,644     62,026
Valuation allowance.........................................   (10,941)   (11,143)   (10,611)
                                                              --------   --------   --------
     Net deferred tax asset.................................  $ 54,899   $ 64,501   $ 51,415
                                                              ========   ========   ========

     The change in net deferred tax asset includes $3,223,000 of tax expense in 1997, $10,145,000 of tax benefit in 1996 and $20,800,000 of tax expense in 1995 allocated directly to stockholders' equity for unrealized gains (losses) on securities available for sale recorded in accordance with SFAS No. 115. Other changes relate to acquisitions.

     The valuation allowance was decreased $202,000 in 1997, increased $532,000 in 1996 and decreased $433,000 in 1995. The valuation allowance has been recognized primarily to offset deferred tax assets related to state net operating loss carry forwards totaling approximately $212,983,000 which expire at various times within the next 15 years.

     The net deferred tax asset is included in other assets. Amounts originally reported for 1996 have been reclassified to reflect actual tax return results.

NOTE 16. NET INCOME PER COMMON SHARE

     Basic and diluted earnings per share of Firstar were calculated as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                  (thousands of dollars,
                                                                    except per share)
Basic:
  Net income................................................  $295,209   $250,177   $228,913
  Less preferred dividends..................................       483        867      1,521
                                                              --------   --------   --------
  Net income applicable to common stock.....................  $294,726   $249,310   $227,392
  Average common shares outstanding.........................   145,143    148,061    151,432
     Net income per common share--basic.....................  $   2.03   $   1.68   $   1.50
Diluted:
  Net income................................................  $295,209   $250,177   $228,913
  Average common shares outstanding.........................   145,143    148,061    151,432
  Options & stock plans.....................................     1,570      1,312      2,106
  Preferred stock...........................................       593      1,063      1,318
                                                              --------   --------   --------
  Average common shares outstanding--diluted................   147,306    150,436    154,856
     Net income per common share--diluted...................  $   2.00   $   1.66   $   1.48

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

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

     Firstar originates and sells residential mortgage loans as a part of various mortgage backed security programs sponsored by United States government agencies or government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. These sales are often subject to certain recourse provisions in the event of default by the borrower.

     The following is a summary of such commitments at December 31, 1997 and 1996:

                                                                DECEMBER 31
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
                                                                (millions of
                                                                  dollars)

Commitments to extend credit................................  $5,547    $6,044
Credit card lines...........................................   2,969     2,470
Standby and commercial letters of credit....................     546       550
Mortgage loans sold with recourse...........................     179       220

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

NOTE 18. REGULATORY RESTRICTIONS AND CAPITAL RATIOS

     Federal regulations require Firstar to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $75 million and $60 million at December 31, 1997 and 1996, respectively.

     Firstar's subsidiary banks are restricted by regulation as to the amount of funds which can be transferred to the parent in the form of loans and dividends. As of December 31, 1997, $173 million could be loaned to Firstar by the subsidiary banks subject to strict collateral requirements, and $114 million could be paid to Firstar by the subsidiary banks in the form of dividends. In addition each subsidiary bank could pay dividends to Firstar in an amount which approximates Firstar's equity in their 1998 net income. The payment of dividends by any subsidiary bank may also be affected by other factors beyond this regulatory limitation, such as maintenance of adequate capital for each subsidiary bank.

     Firstar and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Firstar's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Firstar must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Firstar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Firstar and its subsidiaries listed below have met all capital requirements necessary to be classified as "well capitalized" as of December 31, 1997 and 1996.

                                                                              MINIMUM                  TO BE WELL
                                              DECEMBER 31, 1997         CAPITAL REQUIREMENT            CAPITALIZED
                                            ---------------------      ---------------------      ---------------------
                                              AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                            ----------      -----      ----------      -----      ----------      -----
                                                                      (thousands of dollars)
  Total Capital (to Risk Weighted Assets):
    Consolidated..........................  $1,875,362      11.71%     $1,281,330      8.00%      $1,601,663      10.00%
    Firstar Bank Milwaukee................     655,236      10.21         513,593      8.00          641,992      10.00
    Firstar Bank Wisconsin................     353,984      11.43         247,791      8.00          309,738      10.00
    Firstar Bank Minnesota................     241,675      12.27         157,544      8.00          196,930      10.00
    Firstar Bank Iowa.....................     243,968      11.63         167,814      8.00          209,767      10.00
    Firstar Bank Illinois.................     212,508      14.31         118,464      8.00          148,080      10.00
    Firstar Bank U.S.A....................     139,390      12.76          87,381      8.00          109,227      10.00
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated..........................   1,634,924      10.21%        640,665      4.00%         960,998       6.00%
    Firstar Bank Milwaukee................     538,295       8.38         256,797      4.00          385,195       6.00
    Firstar Bank Wisconsin................     303,196       9.79         123,895      4.00          185,843       6.00
    Firstar Bank Minnesota................     216,964      11.02          78,772      4.00          118,158       6.00
    Firstar Bank Iowa.....................     210,707      10.04          83,907      4.00          125,860       6.00
    Firstar Bank Illinois.................     193,882      13.05          59,232      4.00           88,848       6.00
    Firstar Bank U.S.A....................     105,705       9.68          43,691      4.00           65,536       6.00
  Tier 1 Leverage (to Average Assets):
    Consolidated..........................   1,634,924       8.50%        769,046      4.00%         961,307       5.00%
    Firstar Bank Milwaukee................     538,295       7.29         295,445      4.00          369,306       5.00
    Firstar Bank Wisconsin................     303,196       7.57         160,213      4.00          200,266       5.00
    Firstar Bank Minnesota................     216,964       8.16         106,353      4.00          132,941       5.00
    Firstar Bank Iowa.....................     210,707       7.29         115,672      4.00          144,590       5.00
    Firstar Bank Illinois.................     193,882       7.28         106,498      4.00          133,122       5.00
    Firstar Bank U.S.A....................     105,705      12.77          33,114      4.00           41,393       5.00

                                                                        MINIMUM              TO BE WELL
                                             DECEMBER 31, 1996    CAPITAL REQUIREMENT        CAPITALIZED
                                            -------------------   --------------------   -------------------
                                              AMOUNT     RATIO      AMOUNT      RATIO      AMOUNT     RATIO
                                            ----------   ------   -----------   ------   ----------   ------
                                                                 (thousands of dollars)
  Total Capital (to Risk Weighted Assets):
    Consolidated..........................  $1,888,093    13.47%  $1,121,647     8.00%   $1,402,059    10.00%
    Firstar Bank Milwaukee................     569,904    11.19      407,573     8.00       509,466    10.00
    Firstar Bank Wisconsin................     379,913    12.82      237,135     8.00       296,419    10.00
    Firstar Bank Minnesota................     291,586    13.67      170,702     8.00       213,377    10.00
    Firstar Bank Iowa.....................     244,750    12.64      154,892     8.00       193,615    10.00
    Firstar Bank Illinois.................     223,752    14.83      120,731     8.00       150,914    10.00
    Firstar Bank U.S.A....................      56,532    11.47       39,421     8.00        49,276    10.00
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated..........................   1,636,700    11.67%     560,823     4.00%      841,235     6.00%
    Firstar Bank Milwaukee................     482,490     9.47      203,786     4.00       305,680     6.00
    Firstar Bank Wisconsin................     340,363    11.48      118,568     4.00       177,852     6.00
    Firstar Bank Minnesota................     264,821    12.41       85,351     4.00       128,026     6.00
    Firstar Bank Iowa.....................     220,542    11.39       77,446     4.00       116,169     6.00
    Firstar Bank Illinois.................     204,796    13.57       60,366     4.00        90,548     6.00
    Firstar Bank U.S.A....................      50,227    10.19       19,711     4.00        29,566     6.00
  Tier 1 Leverage (to Average Assets):
    Consolidated..........................   1,636,700     8.55%     765,900     4.00%      957,375     5.00%
    Firstar Bank Milwaukee................     482,490     6.73      286,717     4.00       358,397     5.00
    Firstar Bank Wisconsin................     340,363     8.10      168,150     4.00       210,188     5.00
    Firstar Bank Minnesota................     264,821     9.22      114,873     4.00       143,592     5.00
    Firstar Bank Iowa.....................     220,542     7.91      111,489     4.00       139,361     5.00
    Firstar Bank Illinois.................     204,796     7.46      109,773     4.00       137,216     5.00
    Firstar Bank U.S.A....................      50,227    11.47       17,516     4.00        21,895     5.00

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS

     Rate Risk Management

     As part of its asset and liability management, Firstar uses various types of interest rate contracts for the purpose of managing its interest rate risks. The use of interest rate contracts enables Firstar to synthetically alter the repricing characteristics of designated earning assets and interest-bearing liabilities. The following tables summarize the notional amounts of interest rate contracts at December 31, 1997, used by Firstar in its asset and liability management process:

                                                         INTEREST RATE SWAPS
                                                    -----------------------------
                                                    RECEIVE FIXED RATE                           TOTAL
                                                    ------------------                         INTEREST
                                                      INDEX              RECEIVE    CAPS AND     RATE
                                                    AMORTIZING   OTHER   VARIABLE    FLOORS    CONTRACTS
                                                    ----------   -----   --------   --------   ---------
                                                                   (millions of dollars)
December 31, 1995.................................    $ 269      $ 55      $ 37      $ 701      $1,062
  Additions.......................................                           25                     25
  Maturities......................................     (162)      (28)                (110)       (300)
                                                      -----      ----      ----      -----      ------
December 31, 1996.................................      107        27        62        591         787
  Maturities......................................      (84)      (27)      (54)       (50)       (215)
                                                      -----      ----      ----      -----      ------
December 31, 1997.................................    $  23      $  0      $  8      $ 541      $  572
                                                      =====      ====      ====      =====      ======

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

     Interest rate swaps were used to convert variable rate loans to fixed rate loans. Interest rate swaps totaling $8 million were used to convert fixed rate loans and securities to a variable rate basis.

     Interest rate floors provide for the receipt of payments when the three month LIBOR rate is below a predetermined interest rate floor. Firstar has entered into $210 million of floors to manage interest rate risk on certain variable rate loans and has entered into $331 million of floors to manage the interest rate risk on money market fund deposits which have guaranteed minimum interest rates.

     Interest rate caps provide for the receipt of payments when the three month LIBOR rate exceeds predetermined interest rate caps. Firstar had entered into interest rate caps to manage interest rate risk on variable rate borrowed funds. No interest rate caps are currently in place.

     Net cash flows associated with off-balance sheet interest rate contracts used to manage interest rate risk reduced net interest revenue by $1,100,000, $1,500,000 and $9,100,000 during 1997, 1996 and 1995, respectively.

     The notional values of derivative financial instruments represent the amounts on which interest payments are exchanged between the counterparties. Those notional values do not represent direct credit exposures. Firstar is exposed to credit-related losses in the event of nonperformance by counterparties to these instruments but does not expect any counterparty to fail to meet their obligations. Where appropriate, Firstar requires collateral based upon the positive market value of the exposure taking into account bilateral netting agreements with certain counterparties. Based on market values, Firstar's credit exposure was $251 thousand at December 31, 1997.

     Firstar enters into both mandatory and optional commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. Firstar commits to sell the loans at specified prices in a future period typically within 90 days. The risk associated with these commitments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet the sale commitments. Firstar had contracts totaling $334 million and $173 million on December 31, 1997 and 1996, respectively. Gains or losses on these contracts are included in the determination of the market value of mortgages held for sale.

     The maturity of derivative financial instruments as of December 31, 1997 is as follows:

                                                     MATURITY RANGE OF DERIVATIVE FINANCIAL INSTRUMENTS
                                            ---------------------------------------------------------------------
                                                                                                        MARKET
                                                                                         WEIGHTED        VALUE
                                                                                         AVERAGE         ASSET
                                            1998       1999       2000       TOTAL      MATURITIES    (LIABILITY)
                                            -----      -----      -----      -----      ----------    -----------
                                                                    (millions of dollars)
Interest rate swaps
  Receive variable.......................              $   8                 $   8        1.3 yrs        $(.3)
     Average receive rate................               5.91%                 5.91%
     Average pay rate....................               8.59%                 8.59%
  Receive fixed..........................   $  16      $   7                 $  23        1.0 yrs         (.1)
     Average receive rate................    5.17%      5.40%                 5.24%
     Average pay rate....................    5.78%      5.75%                 5.77%
Interest rate floors.....................   $  25      $ 211      $ 305      $ 541        1.9 yrs          .3
  Average floor rate.....................    5.00%      5.09%      4.77%      4.90%
                                            -----      -----      -----      -----                       ----
       Total.............................   $  41      $ 226      $ 305      $ 572        1.9 yrs        $(.1)
                                            =====      =====      =====      =====                       ====

---------------

All interest rates represent rates in effect on December 31, 1997. Index rate for interest rate caps/floors is three month LIBOR.

     Trading Activities

     Firstar also acts as an intermediary for customers in their management of interest rate and foreign currency rate risk. In this regard, Firstar will enter into interest rate swaps, caps, floors and foreign exchange contracts with customers to minimize their exposure to market risk. Firstar enters into essentially offsetting transactions with other counterparties. Customer related derivative activity, as well as derivative contracts not used to manage interest rate risk on recorded assets and liabilities, is marked to market value. The credit exposure at year-end of $6.5 million is represented by the fair value of contracts with a positive value. Gross credit exposure amounts disregard the value of any collateral. Revenue from this intermediary activity was $2.9 million and $2.2 million in 1997 and 1996, respectively.

     Information on these transactions is shown below:

                                                       1997                            1996
                                           -----------------------------   -----------------------------
                                                          ESTIMATED                       ESTIMATED
                                                          FAIR VALUE                      FAIR VALUE
                                           NOTIONAL   ------------------   NOTIONAL   ------------------
                                            AMOUNT    YEAR-END   AVERAGE    AMOUNT    YEAR-END   AVERAGE
                                           --------   --------   -------   --------   --------   -------
                                                               (millions of dollars)
Interest rate swaps
  In a receivable position...............    $283       $2.9      $3.1       $460       $3.4      $5.4
  In a payable position..................     267        2.0       2.3        311        2.5       4.5
Interest rate caps/floors
  Held...................................      63        0.6       9.6         77        1.2       1.5
  Written................................      63        0.6       9.6         77        1.2       1.5
Foreign exchange contracts
  In a receivable position...............      38        3.0       2.7         49        1.5       1.6
  In a payable position..................      51        1.5       1.3         36         .9        .9

NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities which are not considered financial instruments. Significant assets that are not considered financial instruments include goodwill, core deposit intangibles, certain customer relationships and fixed assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

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

     Loans--Fair values were estimated by discounting the expected future cashflows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. For variable rate loans which reprice frequently, the estimated fair value is equal to the carrying value.

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

     The estimated fair value of Firstar's financial instruments is summarized as follows:

                                                DECEMBER 31, 1997           DECEMBER 31, 1996
                                             ------------------------   -------------------------
                                              CARRYING     ESTIMATED     CARRYING      ESTIMATED
                                                VALUE      FAIR VALUE      VALUE      FAIR VALUE
                                             -----------   ----------   -----------   -----------
                                                            (thousands of dollars)
Financial assets:
  Cash and short-term investments..........  $ 1,342,127   $1,342,127   $ 1,648,408   $ 1,648,408
  Trading securities.......................        2,293        2,293        13,489        13,489
  Securities available for sale............    1,707,606    1,707,606     1,966,590     1,966,590
  Securities held to maturity..............    2,452,124    2,505,360     2,250,776     2,287,448
  Loans, net of allowance for loan
     losses................................   13,349,925   13,474,914    12,982,396    12,991,668
Financial liabilities:
  Deposits:
     Without stated maturities.............    9,650,900    9,650,900     9,831,279     9,831,279
     With stated maturities................    5,063,754    5,082,283     5,382,918     5,400,419
  Short-term borrowed funds................    2,121,412    2,121,412     1,868,606     1,868,606
  Long-term debt...........................    1,057,151    1,069,438       697,194       701,879
Derivative financial instruments:
  Asset and liability management:
     Interest rate instruments
       Asset...............................                       251                       2,561
       Liability...........................                       361                       1,199
  Trading activities:
     Interest rate contracts
       Asset...............................        3,512        3,512         4,589         4,589
       Liability...........................        2,675        2,675         3,700         3,700
     Foreign exchange contracts
       Asset...............................        2,969        2,969         1,500         1,500
       Liability...........................        1,475        1,475           900           900

NOTE 21. PARENT CORPORATION CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                 DECEMBER 31
                                                                           -----------------------
                                                                              1997         1996
                                                                           ----------   ----------
                                                                           (thousands of dollars)
Assets:
  Cash and due from banks...................................               $            $       80
  Short-term investments....................................                   34,672      161,150
  Securities available for sale.............................                    4,997        5,011
  Commercial loans..........................................                       21           64
  Loans to bank subsidiaries................................                   80,000       36,282
  Investment in bank subsidiaries...........................                1,890,844    1,905,505
  Investment in other subsidiaries..........................                   33,554       25,381
  Other assets..............................................                   10,025        8,124
                                                                           ----------   ----------
     Total assets...........................................               $2,054,113   $2,141,597
                                                                           ==========   ==========
Liabilities and stockholders' equity:
  Short-term borrowed funds.................................               $            $   75,000
  Long-term debt............................................                  332,980      332,980
  Other liabilities.........................................                   28,032       29,570
  Stockholders' equity......................................                1,693,101    1,704,047
                                                                           ----------   ----------
     Total liabilities and stockholders' equity.............               $2,054,113   $2,141,597
                                                                           ==========   ==========

                              STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1997        1996         1995
                                                                --------   ----------   ----------
                                                                      (thousands of dollars)
Revenue:
  Dividends from bank subsidiaries..........................    $322,423   $  219,714   $  145,338
  Dividends from other subsidiaries.........................       6,000        6,000        6,000
  Fees from subsidiaries....................................      43,429       29,810       26,083
  Investment and loan income................................       5,302        5,362        5,423
  Other revenue.............................................         188        1,546          121
                                                                --------   ----------   ----------
     Total revenue..........................................     377,342      262,432      182,965
Expense:
  Interest..................................................      29,085       23,760       15,501
  Salaries and employee benefits............................      28,740       20,336       18,795
  Other expense.............................................      18,015       13,814       17,251
                                                                --------   ----------   ----------
     Total expense..........................................      75,840       57,910       51,547
Income before income taxes and equity in undistributed
  income of subsidiaries....................................     301,502      204,522      131,418
Provision for income tax benefits...........................     (10,825)      (7,096)      (6,465)
                                                                --------   ----------   ----------
Income before equity in undistributed income of
  subsidiaries..............................................     312,327      211,618      137,883
Equity in undistributed income (dividends in excess of
  earnings).................................................     (17,118)      38,559       91,030
                                                                --------   ----------   ----------
     Net income.............................................    $295,209   $  250,177   $  228,913
                                                                ========   ==========   ==========

                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                             ---------------------------------
                                                               1997        1996        1995
                                                             ---------   ---------   ---------
                                                                  (thousands of dollars)
Cash flows from operating activities:
  Net income...............................................  $ 295,209   $ 250,177   $ 228,913
  Adjustments:
     Equity in undistributed income of subsidiaries........     17,118     (38,559)    (91,030)
     Depreciation, amortization and accretion..............        743         789         553
     (Increase) decrease in other assets...................     (1,495)     11,789      (2,579)
     (Decrease) increase in other liabilities..............       (623)      4,269       1,516
     Other net.............................................        392        (248)         94
                                                             ---------   ---------   ---------
       Net cash provided by operating activities...........    311,344     228,217     137,467
Cash flows from investing activities:
  Net decrease (increase) in short-term investments........    126,478    (114,750)     24,550
  Net increase in long-term investments....................        (24)                 (5,011)
  Net decrease in commercial loans.........................         42         263          98
  Net (increase) decrease in loans to subsidiaries.........    (43,718)        831       1,645
  Purchases of premises and equipment......................     (1,377)       (589)     (1,092)
  Capital contributions to subsidiaries....................                 (5,028)       (400)
                                                             ---------   ---------   ---------
       Net cash provided by (used in) investing
          activities.......................................     81,401    (119,273)     19,790
Cash flows from financing activities:
  Repayment of long-term debt..............................                (46,616)
  Net proceeds from long-term debt.........................                153,050      99,360
  Repayment of short-term debt.............................   (175,000)
  Net proceeds from short-term debt........................    100,000      75,000
  Cash dividends...........................................   (119,909)   (111,143)   (101,359)
  Preferred stock redemption...............................                             (8,350)
  Common stock transactions................................   (197,916)   (179,748)   (146,985)
                                                             ---------   ---------   ---------
       Net cash used in financing activities...............   (392,825)   (109,457)   (157,334)
                                                             ---------   ---------   ---------
Net decrease in cash and due from banks....................        (80)       (513)        (77)
Cash and due from banks at beginning of year...............         80         593         670
                                                             ---------   ---------   ---------
Cash and due from banks at end of year.....................  $       0   $      80   $     593
                                                             =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest...................  $  28,711   $  23,757   $  13,036

                      FIRSTAR CORPORATION AND SUBSIDIARIES

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                            1997
                                                        --------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
                                                        --------    --------    --------    --------
                                                          (thousands of dollars, except per share)
Interest revenue....................................    $341,580    $350,532    $354,256    $355,105
Interest expense....................................     154,556     163,921     166,398     166,213
                                                        --------    --------    --------    --------
Net interest revenue................................     187,024     186,611     187,858     188,892
Provision for loan losses...........................       9,718       9,532      11,290      24,118
Other operating revenue.............................     110,449     113,378     120,906     146,406
Other operating expense.............................     178,622     180,102     183,764     201,530
                                                        --------    --------    --------    --------
Income before income taxes..........................     109,133     110,355     113,710     109,650
Provision for income taxes..........................      37,338      37,647      38,423      34,231
                                                        --------    --------    --------    --------
Net income..........................................    $ 71,795    $ 72,708    $ 75,287    $ 75,419
                                                        ========    ========    ========    ========
Per common share:
Net income..........................................    $    .49    $    .50    $    .52    $    .52
Net income assuming dilution........................         .48         .50         .51         .51
Dividends...........................................         .19         .21         .21         .21
Stock price ranges:
  High..............................................      32 5/8      33 1/8          38    43 11/16
  Low...............................................     25 9/16      27 1/4      30 5/8          34
  Close.............................................      27 1/2      30 1/2      36 1/4     42 7/16

                                                                            1996
                                                        --------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
                                                        --------    --------    --------    --------
                                                          (thousands of dollars, except per share)
Interest revenue....................................    $342,579    $340,835    $351,022    $348,462
Interest expense....................................     158,243     156,636     161,152     156,981
                                                        --------    --------    --------    --------
Net interest revenue................................     184,336     184,199     189,870     191,481
Provision for loan losses...........................       9,209      10,846       8,908      13,684
Other operating revenue.............................     105,055     106,223     113,351     115,823
Other operating expense.............................     227,922     169,530     187,012     188,866
                                                        --------    --------    --------    --------
Income before income taxes..........................      52,260     110,046     107,301     104,754
Provision for income taxes..........................      15,142      39,883      38,029      31,130
                                                        --------    --------    --------    --------
Net income..........................................    $ 37,118    $ 70,163    $ 69,272    $ 73,624
                                                        ========    ========    ========    ========
Per common share:
Net income..........................................    $    .25    $    .48    $    .46    $    .49
Net income assuming dilution........................         .25         .48         .46         .48
Dividends...........................................         .17         .19         .19         .19
Stock price ranges:
  High..............................................    22 15/16      24 7/8     24 9/16      26 7/8
  Low...............................................     18 5/16     21 1/16     21 7/16      23 3/4
  Close.............................................      22 3/8     23 1/16      24 1/8      26 1/4

                      FIRSTAR CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME AND FINANCIAL RATIOS

                                                           YEARS ENDED DECEMBER 31
                                        --------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                        ----------   ----------   ----------   ----------   ----------
                                                (thousands of dollars, except per share data)
INTEREST REVENUE LOANS...............   $1,138,417   $1,113,459   $1,081,685   $  914,311   $  824,082
Securities...........................      256,354      263,799      253,794      193,280      195,391
Other................................        6,702        5,640       12,307       12,153        8,581
                                        ----------   ----------   ----------   ----------   ----------
  Total interest revenue.............    1,401,473    1,382,898    1,347,786    1,119,744    1,028,054
INTEREST EXPENSE
Deposits.............................      471,670      465,553      444,706      321,969      315,858
Short-term borrowed funds............      127,153      123,629      133,151       67,622       25,189
Long-term debt.......................       52,265       43,830       43,982       31,315       27,068
                                        ----------   ----------   ----------   ----------   ----------
  Total interest expense.............      651,088      633,012      621,839      420,906      368,115
                                        ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE.................      750,385      749,886      725,947      698,838      659,939
Provision for loan losses............       54,658       42,647       36,756       23,891       29,090
                                        ----------   ----------   ----------   ----------   ----------
NET INTEREST REVENUE AFTER LOAN LOSS
  PROVISION..........................      695,727      707,239      689,191      674,947      630,849
OTHER OPERATING REVENUE
Trust and investment management
  fees...............................      174,899      148,019      134,354      120,349      112,521
Service charges on deposit
  accounts...........................       87,483       91,953       81,775       82,378       83,060
Credit card service revenue..........       71,038       69,945       62,106       55,867       53,728
Other................................      157,719      130,535      113,962      112,025      143,609
                                        ----------   ----------   ----------   ----------   ----------
  Total other operating revenue......      491,139      440,452      392,197      370,619      392,918
OTHER OPERATING EXPENSE
Salaries and employee benefits.......      399,702      391,516      395,361      380,961      368,514
Equipment expense....................       69,574       63,197       56,282       54,556       53,123
Net occupancy expense................       63,232       64,235       57,992       52,984       58,328
Other................................      211,510      254,382      224,487      217,684      209,309
                                        ----------   ----------   ----------   ----------   ----------
  Total other operating expense......      744,018      773,330      734,122      706,185      689,274
                                        ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...........      442,848      374,361      347,266      339,381      334,493
Provision for income taxes...........      147,639      124,184      118,353      112,708      106,555
                                        ----------   ----------   ----------   ----------   ----------
NET INCOME...........................   $  295,209   $  250,177   $  228,913   $  226,673   $  227,938
                                        ==========   ==========   ==========   ==========   ==========
Per common share:
  Net income.........................   $     2.03   $     1.68   $     1.50   $     1.49   $     1.50
  Net income assuming dilution.......         2.00         1.66         1.48         1.47         1.49
  Dividends..........................          .82          .74          .66          .58          .50
Return on average total assets.......         1.53%        1.31%        1.26%        1.37%        1.49%
Return on average common equity......        18.41        15.95        15.11        15.96        17.81
Dividend payout ratio................        40.39        44.05        44.00        38.93        33.33
Equity as a percentage of assets:
  At year-end........................         8.53         8.62         7.95         8.41         8.28
  Average for the year...............         8.32         8.22         8.37         8.67         8.67
Full-time equivalent staff (at
  year-end)..........................        7,755        8,367        9,263        9,895        9,831
Average common shares outstanding
  (000's)............................      145,143      148,061      151,432      150,391      148,262
Average common shares outstanding--
  assuming dilution (000's)..........      147,306      150,436      154,856      154,489      152,930

                      FIRSTAR CORPORATION AND SUBSIDIARIES

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND RATE ANALYSIS

                                           1997                                 1996                            1995
                            ----------------------------------   ----------------------------------   ------------------------
                              AVERAGE                  AVERAGE     AVERAGE                  AVERAGE     AVERAGE
                              BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE       BALANCE      INTEREST
                            -----------   ----------   -------   -----------   ----------   -------   -----------   ----------
                                                                  (thousands of dollars)
ASSETS
Interest-bearing deposits
 with banks..............   $    14,030   $      691    4.93%    $     8,743   $      380    4.35%    $    15,668   $      967
Federal funds sold and
 resale agreements.......       108,655        5,880    5.41          88,319        4,916    5.57         173,541       10,534
Trading securities.......         2,238          133    5.94          10,140          392    3.87          14,243          968
Securities:
 Taxable.................     2,967,029      198,112    6.68       3,243,188      209,408    6.46       3,125,536      200,484
 Nontaxable..............     1,214,933       87,013    7.16       1,126,264       81,853    7.27       1,069,721       79,561
                            -----------   ----------             -----------   ----------             -----------   ----------
   Total securities......     4,181,962      285,125    6.82       4,369,452      291,261    6.67       4,195,257      280,045
Loans:
 Commercial..............     7,497,082      633,851    8.45       7,163,564      615,966    8.60       6,838,277      609,248
 Consumer................     3,277,008      319,424    9.75       3,031,369      295,508    9.75       2,835,632      278,236
 Consumer mortgage.......     2,516,170      192,172    7.64       2,727,441      208,570    7.65       2,617,765      201,256
                            -----------   ----------             -----------   ----------             -----------   ----------
   Total loans...........    13,290,260    1,145,447    8.62      12,922,374    1,120,044    8.67      12,291,674    1,088,740
                            -----------   ----------             -----------   ----------             -----------   ----------
 Interest earning
   assets................    17,597,145    1,437,276    8.17      17,399,028    1,416,993    8.14      16,690,383    1,381,254
Reserve for loan
 losses..................      (214,026)                            (206,913)                            (197,181)
Cash and due from
 banks...................       998,381                            1,044,706                              895,767
Other assets.............       942,049                              922,008                              826,431
                            -----------                          -----------                          -----------
   Total assets..........   $19,323,549                          $19,158,829                          $18,215,400
                            ===========                          ===========                          ===========
LIABILITIES AND EQUITY
Interest-bearing
 demand..................   $ 1,598,625   $   24,775    1.55%    $ 1,552,786   $   21,786    1.40%    $ 1,571,378   $   23,831
Money market accounts....     2,785,697      119,135    4.28       2,577,477      102,927    3.99       2,110,503       85,231
Savings passbook.........     1,441,221       33,179    2.30       1,599,075       40,034    2.50       1,731,344       44,509
Certificates of
 deposit.................     5,275,729      294,581    5.58       5,392,430      300,806    5.58       5,261,589      291,135
Short-term borrowed
 funds...................     2,397,346      127,153    5.30       2,357,838      123,629    5.24       2,275,739      133,151
Long-term debt...........       746,500       52,265    7.00         641,082       43,830    6.84         610,889       43,982
                            -----------   ----------             -----------   ----------             -----------   ----------
 Interest-bearing
   liabilities...........    14,245,118      651,088    4.57      14,120,688      633,012    4.48      13,561,442      621,839
Demand deposits..........     3,186,828                            3,174,569                            2,827,623
Other liabilities........       283,766                              288,224                              300,942
Stockholders' equity.....     1,607,837                            1,575,348                            1,525,393
                            -----------                          -----------                          -----------
 Total liabilities and
   equity................   $19,323,549                          $19,158,829                          $18,215,400
                            ===========                          ===========                          ===========
Net interest
 revenue/margin..........                 $  786,188    4.47%                  $  783,981    4.51%                  $  759,415
                                          ==========                           ==========                           ==========

                            1995                    1994                                 1993
                           -------   ----------------------------------   ----------------------------------
                           AVERAGE     AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                            RATE       BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
                           -------   -----------   ----------   -------   -----------   ----------   -------
                                                        (thousands of dollars)
ASSETS
Interest-bearing deposits
 with banks..............   6.17%    $    24,843   $    1,297    5.22%    $    64,832   $    2,667     4.11%
Federal funds sold and
 resale agreements.......   6.07         219,521        9,645    4.39         165,042        5,119     3.10
Trading securities.......   6.80          22,123        1,560    7.05          17,332          985     5.68
Securities:
 Taxable.................   6.41       2,452,243      145,358    5.93       2,313,373      144,460     6.24
 Nontaxable..............   7.44       1,074,371       75,355    7.01       1,064,975       78,460     7.37
                                     -----------   ----------             -----------   ----------
   Total securities......   6.68       3,526,614      220,713    6.26       3,378,348      222,920     6.60
Loans:
 Commercial..............   8.91       6,243,142      513,254    8.22       5,637,854      432,271     7.67
 Consumer................   9.81       2,636,378      241,152    9.15       4,472,934      396,560     8.87
 Consumer mortgage.......   7.69       2,336,342      167,087    7.15               *            *        *
                                     -----------   ----------             -----------   ----------
   Total loans...........   8.86      11,215,862      921,493    8.22      10,110,788      828,831     8.20
                                     -----------   ----------             -----------   ----------
 Interest earning
   assets................   8.28      15,008,963    1,154,708    7.69      13,736,342    1,060,522     7.72
Reserve for loan
 losses..................               (191,441)                            (188,358)
Cash and due from
 banks...................                954,489                            1,016,639
Other assets.............                773,024                              744,283
                                     -----------                          -----------
   Total assets..........            $16,545,035                          $15,308,906
                                     ===========                          ===========
LIABILITIES AND EQUITY
Interest-bearing
 demand..................   1.52%    $ 1,643,922   $   21,065    1.28%    $ 1,632,045   $   29,366     1.80%
Money market accounts....   4.04       2,027,485       57,274    2.82       1,960,086       49,583     2.53
Savings passbook.........   2.57       1,854,944       43,887    2.37       1,755,129       45,330     2.58
Certificates of
 deposit.................   5.53       4,410,873      199,743    4.53       4,290,651      191,579     4.47
Short-term borrowed
 funds...................   5.85       1,591,305       67,622    4.25         865,298       25,189     2.91
Long-term debt...........   7.20         477,405       31,315    6.56         421,537       27,068     6.42
                                     -----------   ----------             -----------   ----------
 Interest-bearing
   liabilities...........   4.59      12,005,934      420,906    3.51      10,924,746      368,115     3.37
Demand deposits..........              2,837,257                            2,793,567
Other liabilities........                268,098                              263,080
Stockholders' equity.....              1,433,746                            1,327,513
                                     -----------                          -----------
 Total liabilities and
   equity................            $16,545,035                          $15,308,906
                                     ===========                          ===========
Net interest
 revenue/margin..........   4.55%                  $  733,802    4.89%                  $  692,407     5.04%
                                                   ==========                           ==========

---------------

   Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35%. The rate calculations include the effect of certain loans on which income is recognized only as cash payments are received or is accrued at less than the original contract rate.

* Comparable data not available

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Notice of the 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

     The executive officers of Firstar Corporation are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Notice of the 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Notice of the 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Notice of the 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following financial statements of Firstar Corporation are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

(a)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3. EXHIBITS

      3.1        Articles of incorporation of Firstar Corporation
                 (incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 1996)
      3.2        By-Laws of Firstar Corporation (incorporated by reference to
                 Exhibit 3.2 of the Form 10-K for the year ended December 31,
                 1996)
      4.3        Indenture dated as of May 1, 1988 between Firstar
                 Corporation and Chemical Bank, as Trustee, relating to
                 10 1/4% Subordinated Notes due May 1, 1998 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration
                 No. 33-21527 of Firstar)
      4.4        Shareholder Rights Plan of Firstar Corporation (incorporated by reference to Exhibit 4 of Form 8-K dated January 19, 1989 of Firstar)
      4.5        Indenture dated as of August 23, 1995 between Firstar
                 Corporation and Chemical Bank, as Trustee, relating to 7.15%
                 Subordinated Notes Due September 1, 2000 (incorporated by
                 reference to Exhibit 4(a) to Amendment No. 1 to Registration
                 No. 33-61633 of Firstar)
      4.6        Credit Agreement dated as of April 22, 1996 between Firstar
                 Corporation and First National Bank of Chicago, as agent,
                 (incorporated by reference to Exhibit 4.6 of the 10-K for
                 1996)
      4.9        Form of Amended and Restated Depository Agreement among
                 Firstar Corporation, Firstar Trust Company as depository,
                 and the holders from time-to-time of Depository Receipts
                 issued thereunder and the Form of Depository Receipt
                 (incorporated by reference to Exhibit 4(g) of Amendment No.
                 1 to Registration No. 33-57245 of Firstar)
      4.10       Series A Capital Securities Guarantee Agreement dated as of
                 December 23, 1996 between Firstar Corporation and The Chase
                 Manhattan Bank, as Guarantee Trustee (incorporated by
                 reference to Exhibit 4.10 of the Form 10-K for the year
                 ended December 31, 1996)
      4.11       Indenture dated as of December 23, 1996 between Firstar
                 Corporation and The Chase Manhattan Bank, as Debenture
                 Trustee, relating to 8.32% Series A Junior Subordinated
                 Deferrable Interest Debentures due December 15, 2026
                 (incorporated by reference to Exhibit 4.11 of the Form 10-K for the year ended December 31, 1996)
     10.2        Directors' Stock Plan
     10.3        Directors' Deferred Compensation Plan, as amended
     10.4*       Key Executive Employment and Severance Agreement, as amended
                 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of Firstar for the quarter ended September 30, 1993)
     10.5        First Colonial Bankshares Corporation 1988 Stock Option
                 Plan, as amended, assumed by Firstar (incorporated by
                 reference to Exhibits 4.1 to 4.10 of Registration No.
                 33-57521 of Firstar)
     10.6        Investors Bank Corp. Stock Option Plan, as amended, assumed by Firstar (incorporated by reference to Exhibits 4.1 and
                 4.2 of Registration No. 33-58915 of Firstar)
     10.7*       1988 Incentive Stock Plan, as amended (incorporated by
                 reference to Exhibit A of the Notice of the 1994 Annual
                 Meeting and Proxy Statement of Firstar)
     10.8*       Annual Executive Incentive Plan, as amended (incorporated by reference to Exhibit B of the Notice of the 1994 Annual
                 Meeting and Proxy Statement of Firstar)
     10.10       Form of Indemnity Agreement between Firstar Corporation and its directors (incorporated by reference to Exhibit 10 of
                 the Quarterly Report on Form 10-Q of Firstar for the quarter ended September 30, 1988)
     21.         Subsidiaries of Firstar Corporation
     23.         Consent of Independent Auditors
     24.         Powers of Attorney
     27.         Financial Data Schedule

---------------
* Executive Compensation Plans

     A copy of the exhibits listed herein can be obtained by writing to Mr. Jeffrey B. Weeden, Senior Vice President-Finance and Chief Financial Officer, Firstar Corporation, P.O. Box 532, Milwaukee, Wisconsin 53201.

(b)  No Form 8-Ks were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTAR CORPORATION

                                          /s/ ROGER FITZSIMONDS
                                          --------------------------------------
                                          Roger L. Fitzsimonds
March 12, 1998                            Chairman and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ ROGER FITZSIMONDS                                                           March 12, 1998
------------------------------------------------------
Roger L. Fitzsimonds
Chairman, Chief Executive Officer and director

/s/ JOHN A. BECKER                                                              March 12, 1998
------------------------------------------------------
John A. Becker
President, Chief Operating Officer and director

/s/ JEFFREY B. WEEDEN                                                           March 12, 1998
------------------------------------------------------
Jeffrey B. Weeden
Senior Vice President-Finance and Chief
Financial Officer

                                   DIRECTORS

Michael E. Batten*
Robert C. Buchanan*
George M. Chester, Jr.*
Roger H. Derusha*
James L. Forbes*
Joe F. Hladky*
C. Paul Johnson*
James H. Keyes*
William H. Lacy*
Sheldon B. Lubar*
Kenneth P. Manning*
Daniel F. McKeithan, Jr.*
Robert J. O'Toole*
Judith D. Pyle*
William W. Wirtz*

            *By     /s/ WILLIAM J. SCHULZ                                    March 12, 1998
 --------------------------------------------------
                  William J. Schulz
                  Attorney-in-Fact