Form 10-Q
period 1998-03-31
FIRSTAR CORP /WI/
filed 1998-05-14
CIK 37076

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED MARCH 31, 1998          COMMISSION FILE NUMBER 1-2981




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

As of April 30, 1997, 145,139,566 shares of common stock were outstanding. FIRSTAR CORPORATION

CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Equity                      3

         Consolidated Statements of Cash Flows                  4

         Supplemental Footnotes                                   5



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7

         Additional Financial Data                               14


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                    8,9

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                 16

Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                       16



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        March 31      December 31   March 31
(thousands of dollars)  (unaudited)                     1998          1997          1997
------------------------------------------------------  ------------  ------------  ------------

ASSETS
Cash and due from banks                               $   1,575,234 $   1,254,289 $   1,082,339
Interest-bearing deposits with banks                          4,722         5,249         9,458
Federal funds sold and resale agreements                     37,751        82,589       192,073
Trading securities                                            4,809         2,293           994
Securities held to maturity (market value $2,458,821
    $2,505,360 and $2,264,757 on March 31, 1998
   December 31, 1997 and March 31, 1997)                  2,406,057     2,452,124     2,251,167
Securities available for sale                             1,752,150     1,707,606     1,942,234
Loans:
Commercial and industrial                                 3,830,281     3,644,721     3,491,449
Real estate                                               2,961,372     2,951,968     2,970,110
Other                                                     1,157,907     1,123,824     1,118,083
                                                        ------------  ------------  ------------
  Commercial loans                                        7,949,560     7,720,513     7,579,642

Credit card                                                 696,203       736,484       644,958
Real estate - mortgage portfolio                          1,950,660     2,150,398     2,462,691
Real estate - mortgages held for sale                       546,226       234,008       123,090
Home equity                                               1,246,807     1,271,966     1,120,622
Other                                                     1,437,043     1,455,417     1,415,970
                                                        ------------  ------------  ------------
  Consumer loans                                          5,876,939     5,848,273     5,767,331
                                                        ------------  ------------  ------------
     Total loans                                         13,826,499    13,568,786    13,346,973
     Reserve for loan losses                               (218,977)     (218,861)     (213,136)
                                                        ------------  ------------  ------------
        Loans - net                                      13,607,522    13,349,925    13,133,837

Bank premises and equipment                                 376,006       368,083       371,274
Customer acceptance liability                                11,535         7,360         6,572
Other assets                                                607,884       614,167       548,368
                                                        ------------  ------------  ------------
     Total assets                                     $  20,383,670 $  19,843,685 $  19,538,316
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,882,701 $   3,607,659 $   3,595,873
    Interest-bearing demand                               1,633,520     1,756,520     1,551,807
    Money market accounts                                 3,169,567     2,947,683     2,758,497
    Savings passbook                                      1,334,346     1,339,038     1,504,410
    Certificates of deposit                               5,104,313     5,063,754     5,176,447
                                                        ------------  ------------  ------------
        Total deposits                                   15,124,447    14,714,654    14,587,034

Short-term borrowed funds                                 2,166,866     2,121,412     2,458,339
Long-term debt                                            1,036,194     1,057,151       697,688
Bank acceptances outstanding                                 11,535         7,360         6,572
Other liabilities                                           300,706       250,007       248,460
                                                        ------------  ------------  ------------
        Total liabilities                                18,639,748    18,150,584    17,998,093

Stockholders' equity:
  Preferred stock                                             4,717         5,308         8,129
  Common stock                                              181,394       181,102       181,102
         Issued: March 31, 1998, 145,115,318 shares
         Issued: December 31, 1997, 144,881,896 shares
         Issued: March 31, 1997, 144,881,896 shares
  Capital surplus                                             4,258             0             0
  Retained earnings                                       1,526,611     1,484,199     1,352,149
  Treasury stock                                                 (4)         (132)       (1,817)
         Held: March 31, 1998, 1,404 shares
         Held: December 31, 1997, 48,547 shares
         Held: March 31, 1997, 275,606 shares
   Accumulated other comprehensive income                    26,946        22,624           660
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,743,922     1,693,101     1,540,223
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  20,383,670 $  19,843,685 $  19,538,316
                                                        ============  ============  ============


                                                                    -1-


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------
                                               Three Months Ended
                                                March 31
(thousands of dollars, except per share data)       1998        1997
--------------------------------------------- -----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  284,109 $   276,232
Securities                                        63,859      63,653
Interest-bearing deposits with banks                  88          87
Federal funds sold and resale agreements           1,264       1,540
Trading securities                                    26          69
                                               ----------  ----------
     Total interest revenue                      349,346     341,581

INTEREST EXPENSE
Deposits                                         119,840     114,117
Short-term borrowed funds                         28,493      28,294
Long-term debt                                    17,259      12,146
                                               ----------  ----------
     Total interest expense                      165,592     154,557
                                               ----------  ----------
NET INTEREST REVENUE                             183,754     187,024
Provision for loan losses                         15,650       9,718
                                               ----------  ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           168,104     177,306

OTHER OPERATING REVENUE
Trust and investment management fees              46,046      39,851
Service charges on deposit accounts               24,439      22,176
Credit card revenue                               12,636      12,256
Mortgage banking revenue                          21,294       8,684
Data processing fees                               5,011       5,178
Securities gains                                       3       1,126
Other revenue                                     19,618      21,247
                                               ----------  ----------
     Total other operating revenue               129,047     110,518

OTHER OPERATING EXPENSE
Salaries                                          86,698      78,268
Employee benefits                                 20,024      18,514
Equipment expense                                 16,299      17,069
Net occupancy expense                             16,805      15,379
Other expense                                     50,640      49,461
                                               ----------  ----------
     Total other operating expense               190,466     178,691

INCOME BEFORE INCOME TAXES                       106,685     109,133
Provision for income taxes                        33,769      37,338
                                               ----------  ----------
NET INCOME                                    $   72,916 $    71,795
                                               ==========  ==========
Net income applicable to common stock         $   72,834 $    71,654
                                               ==========  ==========
PER COMMON SHARE
Net income                                    $     0.50 $      0.49
Net income assuming dilution                        0.50        0.48
Dividends                                           0.21        0.19


                                                     -2-

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (unaudited)


                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1996                    $        11,344 $    188,532 $     51,145 $  1,437,891
   Net income                                                                                      71,795
   Unrealized loss on securities
     available for sale
   Reclassification adjustment
     for gains realized on net
     income
   Income taxes

   Comprehensive income

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                                     (142)
     Common stock ($.19 per share)                                                                (28,534)
   Converted 6,430 shares of preferred stock
      into 275,974 shares of common stock                   (3,215)                     (518)        (592)
   Issued 648,816 shares of common stock for
      employee benefit plans                                                          (5,184)      (5,659)
   Retired 5,944,300 shares of common stock                              (7,430)     (45,443)    (122,610)
   Purchased 648,816 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at March 31, 1997                       $         8,129 $    181,102 $          0 $  1,352,149
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1996                    $        19,191 $     (4,056)$  1,704,047
   Net income                                                                         71,795
   Unrealized loss on securities
     available for sale                                    (27,383)                  (27,383)
   Reclassification adjustment
     for gains realized in net
     income                                                 (1,126)                   (1,126)
   Income taxes                                              9,978                     9,978
                                                                                  -----------
   Comprehensive income                                                               53,264

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                        (142)
     Common stock ($.19 per share)                                                   (28,534)
   Converted 6,430 shares of preferred stock
      into 275,974 shares of common stock                                 4,325            0
   Issued 648,816 shares of common stock for
      employee benefit plans                                             18,291        7,448
   Retired 5,944,300 shares of common stock                             (12,941)    (188,424)
   Purchased 648,816 shares of treasury stock                            (7,436)      (7,436)
                                                     --------------  -----------  -----------
   Balance at March 31, 1997                       $           660 $     (1,817)$  1,540,223
                                                     ==============  ===========  ===========

                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1997                    $         5,308 $    181,102 $            $  1,484,199
   Net income                                                                                      72,916
   Unrealized gain on securities
     available for sale
   Reclassification adjustment
     for gains realized in net
     income
   Income taxes

   Comprehensive income

   Cash dividends:
     Preferred stock, series D ($8.75 per share)               (40)                                   (83)
     Common stock ($.21 per share)                                                                (30,423)
   Converted 1,180 shares of preferred stock
      into 50,644 shares of common stock                      (551)          34                       493
   Issued 330,943 shares of common stock for
      employee benefit plans                                                214        4,258         (496)
   Issued 224 shares of common stock for
   Purchased 101,246 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at March 31, 1998                       $         4,717 $    181,394 $      4,258 $  1,526,611
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1997                    $        22,624 $       (132)$  1,693,101
   Net income                                                                         72,916
   Unrealized gain on securities
     available for sale                                      6,654                     6,654
   Reclassification adjustment
     for gains realized in net
     income                                                     (3)                       (3)
   Income taxes                                             (2,329)                   (2,329)
                                                                                  -----------
   Comprehensive income                                                               77,238

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                        (123)
     Common stock ($.21 per share)                                                   (30,423)
   Converted 1,180 shares of preferred stock
      into 50,644 shares of common stock                                     64           40
   Issued 330,943 shares of common stock for
      employee benefit plans                                              3,996        7,972
   Issued 224 shares of common stock for
   Purchased 101,246 shares of treasury stock                            (3,937)      (3,937)
                                                     --------------  -----------  -----------
   Balance at March 31, 1998                       $        26,946 $         (4)$  1,743,922
                                                     ==============  ===========  ===========



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                             March 31
(thousands of dollars)                                                         1998            1997
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     72,916   $      71,795
   Adjustments:
      Provision for loan losses                                                 15,650           9,718
      Depreciation, amortization, and accretion                                 17,071          15,476
      Net (increase) decrease in trading securities                             (2,516)         12,495
      Net (increase) decrease in loans held for resale                        (312,218)         21,315
      Loss (gain) on securities and other assets                                    41          (1,379)
      Deferred Income Taxes                                                       (782)              0
      Decrease (increase) in other assets                                        7,612         (31,149)
      Increase (decrease) in other liabilities                                  50,699         (19,427)
      Other, net                                                                (6,523)          6,525
                                                                          -------------  --------------
            Net cash (used) provided by operating activities                  (158,050)         85,369
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                  44,838             892
      Net decrease (increase) in interest-bearing deposits with banks              527          (3,109)
      Sale of securities available for sale                                          3           1,126
      Maturities of securities held to maturity                                111,360          98,038
      Maturities of securities available for sale                                7,813         143,850
      Purchase of securities held to maturity                                  (65,207)       (106,636)
      Purchase of securities available for sale                                (45,632)       (144,079)
      Net decrease (increase) in loans                                          37,338        (174,144)
      Proceeds from sales of foreclosed assets                                     586           2,687
      Purchases of bank premises and equipment                                 (15,969)        (17,500)
      Proceeds from sales of bank premises and equipment                            61             777
                                                                          -------------  --------------
            Net cash provided (used) by investing activities                    75,718        (198,098)
Cash Flows from Financing Activities:
      Net increase (decrease) in deposits                                      409,793        (627,165)
      Net increase in short-term borrowed funds                                 45,454         589,733
      Repayment of long-term debt                                             (120,000)           (104)
      Proceeds from long-term debt                                              99,043             598
      Cash dividends                                                           (30,546)        (28,676)
      Common/treasury stock repurchases                                         (3,937)       (195,860)
      Common/treasury stock issued                                               3,470           7,448
                                                                          -------------  --------------
            Net cash provided (used) by financing activities                   403,277        (254,026)
Net increase (decrease) in cash and due from banks                             320,945        (366,755)
Cash and due from banks at beginning of period                               1,254,289       1,449,094
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,575,234   $   1,082,339
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    157,676   $     166,620
      Income taxes                                                               1,461           4,226

Transfer to foreclosed assets from loans                                  $      2,076   $       2,816


                                                                      -3-

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-----------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, however, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifications used in the March 31, 1998 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

   In June 1997, the Financial Accounting Standards Board issued
   SFAS No. 130, "Reporting Comprehensive Income." This statement establised standards for reporting the components of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity. Firstar adopted this statement with the first quarter of 1998 financial statements. The adoption of this statement did not have any impact on financial position or results of operations of Firstar.


   In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain internal and external costs incurred in the development of internal use computer software. Firstar adopted this statement with the first quarter of 1998 financial statements and capitalized $783 thousand of related expenses.

2. Securities- The amortized cost and approximate market values of securities are as follows:

                                                     March 31, 1998
                                                     --------------------------------------------------
                                                                                             Estimated
                                                      Amortized   Unrealized   Unrealized     Market
                                                        Cost         Gains       Losses        Value
                                                     -----------  -----------  -----------  -----------
   Securities held to maturity:
   Mortgage backed obligations of federal agencies $  1,091,072 $     28,223 $        635 $  1,118,660
   State and political subdivisions                   1,308,782       26,362        1,127    1,334,017
   Corporate debt                                         6,203            5           64        6,144
                                                     -----------  -----------  -----------  -----------
     Total                                         $  2,406,057 $     54,590 $      1,826 $  2,458,821
                                                     ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies              $  1,422,591 $     42,307 $        262 $  1,464,636
   Mortgage backed obligations of federal agencies      153,755        1,210          338      154,627
   State and political subdivisions                       5,757           46            4        5,799
   Equity securities                                     78,372            0            0       78,372
   Money market mutual funds                             48,716            0            0       48,716
                                                     -----------  -----------  -----------  -----------
     Total                                         $  1,709,191 $     43,563 $        604 $  1,752,150
                                                     ===========  ===========  ===========  ===========

3. Nonperforming Assets and Past Due Loans

                                                                   March 31    December 31  March 31
                                                                     1998         1997         1997
                                                                  -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                $     36,204 $     26,739 $     47,264
      Commercial mortgage                                             18,248       20,291       25,957
      Consumer                                                        18,097       16,828       18,622
                                                                  -----------  -----------  -----------
                                                                      72,549       63,858       91,843

   Renegotiated loans:
      Commercial mortgage                                                262          263          274


   Foreclosed assets                                                   7,146        6,244        9,347
                                                                  -----------  -----------  -----------
        Total                                                   $     79,957 $     70,365 $    101,464
                                                                  ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                  .58        % .52        % .76        %
     Total assets                                                 .39          .35          .52


   Loans past due 90 days and still accruing
      Commercial                                                $     24,148 $     21,774 $     32,686
      Commercial - eeal estate                                        13,495       15,626       16,209
      Consumer                                                        17,461       20,228       22,854
                                                                  -----------  -----------  -----------
      Total                                                     $     55,104 $     57,628 $     71,749
                                                                  ===========  ===========  ===========

4. Reserve for Loan Losses

                                                                                   Three Months Ended
                                                                                March 31
                                                                               ------------------------
                                                                                  1998         1997
                                                                               -----------  -----------
   Balance - beginning of period                                             $    218,861 $    213,138
   Provision for loan losses                                                       15,650        9,718
   Loan recoveries                                                                  8,792        4,798
   Loan charge-offs                                                               (24,326)     (14,518)
                                                                               -----------  -----------
   Balance - end of period                                                   $    218,977 $    213,136
                                                                               ===========  ===========

   Net charge-offs to average loans                                            .47        % .30        %
   Reserve to period-end loans                                                       1.58         1.60


5. Net Income Per Common Share

                                                                                   Three Months Ended
                                                                                March 31
                                                                               ------------------------
                                                                                  1998         1997
                                                                               -----------  -----------
   Basic:
   Net income                                                                $     72,916 $     71,795
   Less preferred dividends                                                            82          141
                                                                               -----------  -----------
   Net income applicable to common stock                                     $     72,834 $     71,654
   Average common shares outstanding                                              144,990      146,701
     Net income per common share- basic                                      $       0.50 $       0.49

   Diluted:
   Net income                                                                $     72,916 $     71,795
   Average common shares outstanding                                              144,990      146,701
   Options and stock plans                                                          1,636        1,448
   Preferred stock                                                                    405          698
                                                                               -----------  -----------
   Average common shares outstanding- diluted                                     147,031      148,847
     Net income per common share- diluted                                    $       0.50 $       0.48


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Information

  The following discussion includes forward looking statements concerning Firstar's business results. These forward-looking statements, such as statements of plans, strategies, goals, objectives, expectations, estimates and intentions, are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond Firstar's control). The following factors, among others, could cause actual results to differ materially from any forward-looking statement: the strength of the U.S.
economy in general and the strength of the local economies in the areas in which Firstar conducts operations; the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System on both Firstar and its customers;
inflation, interest rate and market fluctuations; the timely development of and acceptance of new products and services and the perceived overall value of these products; the willingness of customers to substitute competitors' products and services for Firstar's products and services; the impact of changes in financial services' laws and regulations; technological changes;
acquisitions; changes in consumer spending and saving habits;
and the success of Firstar at managing the risks involved in the foregoing.



Financial Discussion - Income Statement

  Firstar Corporation's net income for the first quarter of 1998 was $72.9 million, or $.50 per common share, on a diluted basis, up from the $71.8 million, or $.48 per common share, for the same period last year. This represented a 1.6% increase in net income and a 4.2% increase in earnings per share. Return on common equity was 17.23% for the first quarter of the year, compared with 18.35% for the same period last year, while return on average assets was 1.51% compared to 1.52% during the first quarter of last year.



 Table 1 shows the components of net income and the net interest margin.


Table 1.  Condensed income statements - taxable equivalent basis
                                                    Three Months Ended
                                                          March 31
                                                ----------------------------------
                                                   1998        1997       Change
                                                ----------  ----------  ----------
                                                (millions of dollars)
Interest revenue                              $     349.3 $     341.6 $       7.7
Taxable-equivalent adjustment                         9.0         8.5         0.5
                                                ----------  ----------  ----------
  Interest revenue - taxable-equivalent             358.4       350.1         8.3
Interest  expense                                   165.6       154.6        11.0
                                                ----------  ----------  ----------
  Net  interest  revenue - taxable-equivalent       192.8       195.5        (2.7)
Provision for loan losses                            15.7         9.7         6.0
Other operating revenue                             129.0       110.5        18.5
Other operating expense                             190.5       178.6        11.9
                                                ----------  ----------  ----------
  Income before income taxes                        115.7       117.7        (2.0)
Provision for income taxes                           33.8        37.4        (3.6)
Taxable-equivalent adjustment                         9.0         8.5         0.5
                                                ----------  ----------  ----------
Net income                                    $      72.9 $      71.8 $       1.1
                                                ==========  ==========  ==========

Yield on earning assets                              8.13 %      8.09 %      0.04 %
Cost of interest-bearing liabilities                 4.68        4.46        0.22
                                                ----------  ----------  ----------
Interest spread                                      3.45        3.63       (0.18)
Impact of interest-free funds                        0.92        0.88        0.04
                                                ----------  ----------  ----------
  Net interest margin                                4.37 %      4.51 %     (0.14)%
                                                ==========  ==========  ==========

  Net interest revenue during the first quarter of 1998, on a taxable equivalent basis, was $192.8 million, a $2.7 million, or 1.4%, decrease from the level experienced in the same period last year. The net interest margin was 4.37% during the first quarter compared to 4.51% a year earlier. The competition for loans and deposits along with the flat yield curve have placed pressure on the margin and net interest revenue.



  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by $8.3 million to $358.4 million during the first three months of 1998 compared to the same period last year. Loan income rose by $7.6 million due to higher average commercial loan balances. Securities revenue increased by $949 thousand with higher yields being partially offset by lower average balances.



  Total interest expense was $165.6 million during the first quarter of 1998, an increase of $11.0 million from the same period last year. Interest rates on liabilities increased from 4.46% in 1997 to 4.68% in 1998. Interest expense on total deposits increased $5.7 million in the first quarter of 1998 compared to the same period last year due to higher deposit levels and a change in mix of deposits from lower cost passbook and long-term certificates of deposit to higher cost money market savings accounts and market competitive certificates of deposit. Interest expense on borrowed funds increased by $5.3 million due to the issuance of long-term debt.


Table 2.  Analysis of interest revenue and expense

                                                    Three Months Ended March 31
                                  ---------------------------------------------------------------
                                        Interest               Total       Due to
                                  ------------------------               ------------------------
                                     1998         1997        Change       Volume        Rate
                                  -----------  -----------  -----------  -----------  -----------
                                                          (thousands of dollars)
Interest-bearing deposits
  with banks                    $         88 $         87 $          1 $          3 $         (2)
Federal funds sold and
  resale agreements                    1,264        1,540         (276)        (376)         100
Trading securities                        26           71          (45)         (24)         (21)
Securities                            71,426       70,477          949         (947)       1,896
Commercial loans                     159,562      151,706        7,856        8,290         (434)
Consumer loans                       125,997      126,218         (221)          15         (236)
                                  -----------  -----------  -----------
  Total loans                        285,559      277,924        7,635        8,518         (883)
                                  -----------  -----------  -----------
  Total interest revenue             358,363      350,099        8,264        6,415        1,849

Interest-bearing demand                6,900        5,734        1,166          347          819
Money market accounts                 34,207       27,593        6,614        3,273        3,341
Savings passbook                       7,456        8,952       (1,496)      (1,012)        (484)
Certificates of deposit               71,277       71,838         (561)      (2,432)       1,870
                                  -----------  -----------  -----------
  Total deposits                     119,840      114,117        5,723          489        5,233
Short-term borrowed funds             28,493       28,294          199       (1,304)       1,503
Long-term debt                        17,259       12,146        5,113        5,582         (469)
                                  -----------  -----------  -----------
  Total interest expense             165,592      154,557       11,035        3,107        7,927
                                  -----------  -----------  -----------
  Net interest revenue          $    192,771 $    195,542 $     (2,771)       3,527       (6,297)
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



  Firstar's primary purpose is to manage exposure to risks associated with interest rate movements and provide for acceptable and predictable results. Firstar utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The components of interest rate risk which are actively measured and managed include: repricing risk, basis risk, option risk and the risk of non-parallel shifts in the yield curve.



  An earnings simulation model forecasts earnings over each of the next two years under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts. Management evaluates the effects on income of these various rate scenarios against earnings in a base rate environment.



  The most recent earnings simulation projects net income would increase by approximately 1.9% of base rate net income if rates gradually fall by 150 basis points over the next year. It projects a decrease of approximately 2.3% if rates rise gradually by 150 basis points. Both simulations are well within the policy of limiting changes to 5% of income.



  The provision for loan losses increased to $15.6 million in the first quarter of 1998, from $9.7 million in the same period last year due to increased net charge-offs. Net loan charge-offs for the quarter were $15.5 million or .47% of average outstanding loans, compared with $9.7 million or .30% for the same period in 1997. The reserve for loan losses represented 1.58% of total loans at March 31, 1998, compared to 1.60% a year earlier.



  Net charge-offs on consumer loans were .82% in the current quarter compared to .77% in the fourth quarter of 1997 and .71% a year earlier. Credit card charge-offs for the first quarter of 1998 were 4.13%, up from the 3.39% of the fourth quarter and 3.44% a year ago. Firstar expects credit card charge-offs to be in the range of 3.50% to 4.50% over the next twelve months. Other consumer loan charge-offs were down from the fourth quarter and level with the first quarter of 1997. Commercial loan charge-offs were .20% in the first quarter, down from .39% in the fourth quarter. The first quarter charge-off level benefited from a $3 million recovery on foreign loans.



 Total nonperforming assets were $80.0 million, or .58% of total loans and foreclosed assets on March 31, 1998. This represents a reduction in nonperforming assets of $21.5 million from a year earlier and an increase of $9.6 million from year end 1997.

Table 3. Net loan charge-offs

                                             Quarter ended
                             ----------------------------------------------------------
                             3-31-98     12-31-97    9-30-97     6-30-97     3-31-97
                             ----------  ----------  ----------  ----------  ----------
                                         (thousands of dollars)
Credit card                $     7,156 $     5,988 $     6,172 $     5,673 $     5,556
Other consumer                   4,491       5,264       2,485       2,869       4,497
                             ----------  ----------  ----------  ----------  ----------
  Total consumer                11,647      11,252       8,657       8,542      10,053
Commercial                       3,887       7,367       3,034         363        (333)
                             ----------  ----------  ----------  ----------  ----------
  Total net charge-offs    $    15,534 $    18,619 $    11,691 $     8,905 $     9,720
                             ==========  ==========  ==========  ==========  ==========

Net charge-offs as a % of:
Credit card                       4.13 %      3.39 %      3.66 %      3.52 %      3.44 %
Other consumer                    0.36        0.41        0.19        0.22        0.36
  Total consumer                  0.82        0.77        0.59        0.59        0.71
Commercial                        0.20        0.39        0.16        0.02       (0.02)
  Total loans                     0.47        0.55        0.35        0.27        0.30



  Other operating revenue, excluding securities gains and losses, increased by 18.0% over the first quarter of 1997 to
129.0 million. Other operating revenue represents 40.1% of total taxable equivalent revenue for the first quarter of 1998 compared to 35.9% for the same period one year ago. Table 4 shows the composition of other operating revenue.


Table 4.  Other operating revenue
                                                Three Months Ended
                                                   March 31
                                          ----------------------------------
                                             1998        1997       Change
                                          ----------  ----------  ----------
                                          (thousands of dollars)
Trust and investment management fees    $    46,046 $    39,851        15.5 %
Service charges on deposit accounts          24,439      22,176        10.2

Mortgage origination                         14,116       5,312       165.7
Mortgage servicing                            7,178       3,372       112.9
                                          ----------  ----------
  Mortgage banking revenue                   21,294       8,684       145.2

Credit card service revenue                  12,636      12,256         3.1
Merchant fees                                 1,532       4,804       (68.1)
Data processing fees                          5,011       5,178        (3.2)
Insurance revenue                             2,825       2,288        23.5
Brokerage revenue                             3,052       2,674        14.1
International fees                            1,549       1,349        14.8
Foreign exchange gains                          671         765       (12.3)
ATM fees                                      1,993       1,157        72.3
Safe deposit fees                             1,213       1,395       (13.0)
Trading securities gains                        172         517       (66.7)
Other                                         6,611       6,298         5.0
                                          ----------  ----------
  Subtotal                                  129,044     109,392        18.0
Securities gains                                  3       1,126
                                          ----------  ----------
  Total                                 $   129,047 $   110,518        16.8 %
                                          ==========  ==========


  Trust and investment management fees are the single largest source of fee revenue, contributing $46.0 million, or 35.7%, of other operating revenue. This level represents a 15.5% growth in revenue during the first quarter of 1998 compared to the same period last year. Trust and investment assets under management were $27.1 billion on March 31, 1998, a 23.7% increase from the year earlier level due to both the result of general market appreciation and additional net new business. Additionally, assets held in custody accounts rose by 21.7% to a level of $88.6 billion due in part to increased mutual fund services business. The increased volatility of equity markets and interest rates has had a significant effect on trust and investment management fees and future revenue levels could likewise be influenced by these factors.

  Revenue from service charges on deposit accounts are the second largest source of fee revenue at $24.4 million for the first quarter of 1998. This level represented a 10.2% increase from the same period one year ago.

  Revenue from mortgage loan originations activity for the first quarter of this year increased 165.7%. The lower interest rates currently available to borrowers has significantly increased mortgage volumes. Mortgage loan closings were nearly $1 billion in the first quarter of 1998, an increase of 220% over a year earlier. Mortgage loan servicing revenues increased by 112.9% from the year earlier level due to $3.8 million in gains on the sale of servicing rights this year. Excluding these gains, revenue from mortgage servicing increased by 7.4%. The company sold mortgage servicing rights as part of its risk management of the servicing portfolio. Mortgage loans serviced for others were $3.3 billion on March 31, 1998.

  Credit card revenues, excluding merchant processing revenue, totaled $12.6 million during the first quarter of 1998. This level represented a 3.1% increase over the same period last year. In the fourth quarter of 1997, Firstar formed a joint venture with Nova Information Systems Inc. to provide credit card processing services to merchants. Merchant processing revenue decreased 68.1% over a year earlier due to the transfer of this activity to the joint venture.

  The remaining sources of other operating revenue derive from a wide range of services and aggregated $23.1 million, an increase of 6.8% over the first three months of 1997.

  Other operating expense rose by 6.6% over the first quarter of
1997 to a level of $190.5 million.   Personnel costs increased
by 10.3% from the same period last year. Nonpersonnel expense increased by 2.2%. The detail of other operating expense is shown in Table 5.

  Personnel costs increased by 10.3%, reflecting higher commissions paid to mortgage banking personnel due to the increased sales volume, normal salary increases for all employees, and increased contract programming costs due in part to the Year 2000 project. Employee benefit expense has increased due to higher pension costs and payroll taxes.
Full-time equivalent personnel headcount was 7,866 on March 31, 1998, down from 8,038 one year earlier.

  Net occupancy expense rose by $1.4 million or 9.3%. As of the end of 1997, all deferred gains from the sale of a building in 1988 had been amortized. This amortization reduced occupancy expense in the first quarter of 1997 by $1.7 million. Business development expense rose by 6.6% from last year as a result of increased advertising associated with a Firstar brand identity program. Professional fees decreased 11.4% with lower levels of
fees paid to outside consultants.   Processing losses increased
$1.3 million or 90.2% due to higher fraud losses and other losses incurred by the company in the first quarter of 1998.
All other operating expenses totaled $49.8 million, a decrease of .9% over the first three months of 1997.

  The efficiency ratio, which is the ratio of expense to revenue, was 59.2% in the first quarter of 1998 compared to 58.6% a year earlier.

  Firstar is implementing a program to insure that its computer systems are year 2000 compliant. This process involves modifying or replacing certain hardware and software maintained by Firstar as well as monitoring the progress of service providers to ensure that they are taking the appropriate action to solve their year 2000 issues. Year 2000 compliance does involve significant business risk to Firstar. Additionally, Firstar is dependent upon the successful completion of year 2000 issues by it customers and third parties with whom Firstar has financial transactions. Firstar has completed assessment of its year 2000 issues and the required updates and testing are currently in progress. Firstar expects that the total cost of this process will approach $20 million. Approximately $6.3 million has been expensed during 1997 and through the first quarter of 1998. Firstar plans to complete substantially all year 2000 work associated with its critical business applications by the end of 1998. Testing of vendor provided software may continue into 1999 dependent upon the availability of their upgrades.


Table 5.  Other operating expense
                                            Three Months Ended
                                                 March 31
                                       ----------------------------------
                                          1998        1997       Change
                                       ----------  ----------  ----------
                                       (thousands of dollars)
Salaries                             $    86,698 $    78,268        10.8 %
Employee benefits                         20,024      18,514         8.2
                                       ----------  ----------
  Total personnel expense                106,722      96,782        10.3

Net occupancy expense                     16,805      15,379         9.3
Equipment expense                         16,299      17,069        (4.5)
Business development                       7,711       7,232         6.6
F.D.I.C. insurance                           587         649        (9.6)
Stationery and supplies                    4,905       5,823       (15.8)
Delivery                                   4,299       5,040       (14.7)
Professional fees                          6,762       7,630       (11.4)
Information processing expense             5,801       4,856        19.5
Amortization of intangibles                4,841       4,658         3.9
Employee education/recruiting              2,512       1,930        30.2
Bank processing fees                       2,177       1,681        29.5
Wire communication                         2,041       2,522       (19.1)
Processing and other losses                2,663       1,400        90.2
Credit card assessment fees                  929       1,811       (48.7)
Net foreclosed assets expense(income)        201         (73)
Published information                      1,023         832        23.0
Insurance                                    361         154       134.4
Other                                      3,827       3,316        15.4
                                       ----------  ----------
  Total nonpersonnel expense              83,744      81,909         2.2
                                       ----------  ----------
  Total other operating expense      $   190,466 $   178,691         6.6 %
                                       ==========  ==========


  Income tax expense was $33.8 million in the first quarter of 1998 compared to $37.3 million in the same period last year. The effective tax rate was 31.7 % in 1998 compared to 34.2% in 1997. The implemation of various tax planning strategies has reduced the effective tax rate.

Financial Discussion - Balance Sheet

  Total assets on March 31, 1998 were $20.4 billion, up $540 million from December 31, 1997 and $845 million from a year earlier. Earning assets totaled $18.0 billion, up $213 million from year end. Earning assets have increased $289 million, or 1.6% from a year earlier.

  Average loans totaled $13.5 billion during the first three months of 1998, an increase of $404 million, or 3.1% from a year earlier.

  Commercial loans averaged $7.8 billion during the first quarter of 1998, an increase of $403 million, or 5.5% from a year earlier. While this loan growth is encouraging, competitive pressures are leading to narrower interest spreads for commercial lending.

  Consumer loans, excluding residential mortgages, averaged $3.4 billion, an increase of $229 million, or 7.2% over the first quarter of 1997. Good growth has occurred in home equity loans and credit card loans, which are up 13.0% and 7.2% respectively, from the same period one year ago.

  Residential mortgage loans, exclusive of loans held for sale, declined by 17.5% on average from the first quarter of 1997. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Lower interest rates experienced in the last half of 1997 and continuing into the first quarter of 1998 along with a flat yield curve, have increased the prepayment rate on portfolio mortgages during this same time period. Firstar's primary strategy in this area has been to originate and sell mortgages into the secondary market thereby reducing the amount of portfolio mortgages held on the balance sheet.

  Total securities, including both those designated as available for sale and those held to maturity averaged $4.2 billion during the first quarter of both 1998 and 1997.

  Funding sources, consisting of deposits and borrowed funds, averaged $17.6 billion during the first quarter of 1998. Total deposits averaged $14.5 billion, an increase of .7% from a year ago. The change in the mix of deposits is reflected in the 11.8% reduction in average passbook deposit levels and the 3.3% reduction of certificate of deposits, primarily long-term issues. Money market deposit accounts have increased by 11.2% during the same period. Increased competition for consumer deposits and continued consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.

  Borrowed funds averaged $3.2 billion during the first quarter of 1998, up 7.9% from a year earlier. A $250 million issue of long-term senior bank notes was made in December 1997.

  Stockholders' equity totaled $1,744 million at March 31, 1998, a increase of $51 million from year end 1997. Firstar's capital management plan strives to match longer term capital needs with maintaining sound capital levels. Firstar's policy has been to manage tier 1 leverage to the top quartile level of its peer group which was 9.02 % at the end of 1997. Firstar's tier 1 leverage ratio was 8.67% at March 31, 1998. Future purchases by Firstar of its common stock for retirement will take into consideration the goal of returning to the top quartile range of its peers for the tier 1 leverage ratio.

  On April 16, 1998, the board of directors declared a quarterly dividend to common stockholders of $.23 per share. This represented an increase of $.02 per share in the quarterly dividend. The dividend is payable May 15 to shareholders of record on April 27. The board also called for the redemption on June 10, 1998 ("Redemption Date") of all outstanding shares of its Series D Converible Preferred Stock (and related Depositary Shares representing the Series D Converible Preferred Stock evidenced by Depositary Receipts) at the redemption price of $500 per share of Series D Convertible Preferred Stock (and $25 per Depository Share).


Table 6.  Capital components and ratios
                                                                         March 31      December 31   March 31
                                                                         1998          1997          1997
                                                                         ------------  ------------  ------------
                                                                         (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                 $   1,743,922 $   1,693,101 $   1,540,223
  Trust capital securities                                                   150,000       150,000       150,000
  Unrealized gains on securities available for sale                          (26,946)      (22,624)         (660)
  Minority interest in subsidiaries                                            3,056         2,913         2,469
  Less disallowed intangibles                                               (184,546)     (188,466)     (197,198)
                                                                         ------------  ------------  ------------
    Total Tier I capital                                                   1,685,486     1,634,924     1,494,834

Allowable reserve for loan losses                                            199,299       200,438       177,033
Allowable long-term debt                                                      40,000        40,000        75,668
                                                                         ------------  ------------  ------------
    Total Tier II capital                                                    239,299       240,438       252,701
                                                                         ------------  ------------  ------------
    Total capital                                                      $   1,924,785 $   1,875,362 $   1,747,535
                                                                         ============  ============  ============

Risk-adjusted assets                                                   $  15,924,235 $  16,016,627 $  14,126,511

Tier I capital to risk-adjusted assets                                         10.58 %       10.21 %       10.58 %
Total capital to risk-adjusted assets                                          12.09         11.71         12.37
Tier I leverage ratio                                                           8.67          8.50          7.49


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
-----------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                           Quarter ended
                                           March 31
                                         ----------------------
                                             1998       1997
                                         ----------------------
Earnings and Dividends
Net income                               $   72,916 $   71,795
Per common share:
  Net income                                   0.50       0.49
  Net income assuming dilution                 0.50       0.48
  Dividends                                    0.21       0.19
  Stockholders' equity                        11.99      10.59

Performance Ratios
Return on average assets                       1.51 %     1.52 %
Return on average common equity               17.23      18.35
Dividend payout ratio                         42.00      38.78
Equity to assets                               8.56       7.88
Net loan charge-offs as a percentage
  of average loans                             0.47       0.30
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                       0.58       0.76
Net interest margin                            4.37       4.51
Efficiency ratio                              59.18      58.60
Fee revenue as a percentage
  of average assets                           40.10      35.87

Statistical Data
Full-time equivalent staff (at quarter end)   7,866      8,038
Average common shares
  outstanding (000's)                       144,990    146,701
Average common shares
  outstanding assuming dilution (000's)     147,031    148,847
Actual common shares
  outstanding (000's at quarter end)        145,114    144,606

Stock Price Information
High                                     $   42.625 $   32.625
Low                                          35.750     25.563
Close                                        39.500     27.500


                  -14-


FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------------------------------
Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
(Thousands of Dollars)

                                                                     Quarter ended March 31
                                ------------------------------------------------------------------------
                                                  1998                                  1997
                                ------------------------------------- ----------------------------------
                                  Average                 Average       Average                 Average
                                  Balance      Interest   Rate          Balance      Interest   Rate
                                ------------------------------------- ----------------------------------
Assets
Interest-bearing deposits
 with banks                     $      4,658 $        88      7.66 %  $      4,507 $        87   7.83 %
Federal funds sold and
 resale agreements                    89,972       1,264      5.70         117,137       1,540   5.33
Trading securities                     2,475          26      4.26           4,231          71   6.81
Securities:
  Taxable                          2,857,510      48,390      6.82       3,068,662      50,006   6.57
  Nontaxable                       1,300,755      23,036      7.08       1,145,757      20,471   7.15
                                  -----------  ----------               -----------  ----------
 Total securities                  4,158,265      71,426      6.90       4,214,419      70,477   6.73
Loans:
  Commercial                       7,762,478     159,562      8.33       7,359,236     151,706   8.36
  Consumer                         5,783,502     125,997      8.79       5,782,792     126,218   8.80
                                  -----------  ----------               -----------  ----------
  Total loans                     13,545,980     285,559      8.53      13,142,028     277,924   8.55
                                  -----------  ----------               -----------  ----------
  Interest earning assets         17,801,350     358,363      8.13      17,482,322     350,099   8.09
Reserve for loan losses             (217,415)                             (212,469)
Cash and due from banks            1,066,484                             1,029,532
Other assets                         983,436                               904,366
                                  -----------                           -----------
  Total assets                  $ 19,633,855                          $ 19,203,751
                                  ===========                           ===========

Liabilities and
  Stockholders' Equity

Interest-bearing demand         $  1,682,512 $     6,900      1.66 %  $  1,589,960 $     5,734   1.46 %
Money market accounts              3,052,715      34,207      4.54       2,744,691      27,593   4.08
Savings passbook                   1,331,242       7,456      2.27       1,508,525       8,952   2.41
Certificates of deposit            5,095,731      71,277      5.67       5,271,576      71,838   5.53
Short-term borrowed funds          2,141,995      28,493      5.39       2,242,899      28,294   5.12
Long-term debt                     1,029,180      17,259      6.71         697,126      12,146   6.97
                                  -----------  ----------               -----------  ----------
  Interest-bearing liabilities    14,333,375     165,592      4.68      14,054,777     154,557   4.46
Demand deposits                    3,315,406                             3,263,554
Other liabilities                    265,871                               293,721
Stockholders' equity               1,719,203                             1,591,699
                                  -----------                           -----------
  Total liabilities and
    stockholders' equity        $ 19,633,855                          $ 19,203,751
                                  ===========                           ===========
Net interest
  revenue/margin                             $   192,771      4.37 %               $   195,542   4.51 %
                                               ==========                            ==========


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of the shareholders of Firstar Corporation was held on April 16, 1998. The items presented at the meeting and the results of the vote were as follows:

1. The management nominees for directors for terms expiring in 2001 were elected. There were no abstentions or broker nonvotes.

                                         For           Withheld
                                   ----------------  ------------
         Roger H. Derusha              112,857,911    12,784,548
         William H. Lacy               122,109,159     3,533,300
         Sheldon B. Lubar              122,123,143     3,519,316
         Kenneth P. Manning            122,118,974     3,523,485
         Daniel F. McKeithan           122,203,306     3,439,153
         William W. Wirtz              121,733,853     3,908,606

2. The Amendments to the 1988 Incentive Stock Plan for Key Employees were approved.

         For                           107,818,756
         Against                        14,504,240
         Abstain                         8,022,915
         Broker Nonvotes                         0

3.  The Amendments to the Annual Executive Incentive Plan were approved.

         For                           109,671,256
         Against                        12,378,849
         Abstain                         8,295,806
         Broker Nonvotes                         0

Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q
                          27.  Financial Data Schedule

         (b)              No reports on Form 8-K were filed during the quarter




                                      SIGNATURES
                                   ----------------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTAR CORPORATION


                                   /s/ Jeffrey B. Weeden
                                   ------------------
                                   Jeffrey B. Weeden
                                   Senior Vice President-Finance and
                                   Chief Financial Officer



May 14, 1998