Form 10-Q
period 1998-06-30
FIRSTAR CORP /WI/
filed 1998-08-13
CIK 37076

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-2981




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

As of July 31, 1998, 145,748,820 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Equity                      3

         Consolidated Statements of Cash Flows                  4

         Supplemental Footnotes                                   5



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8

         Additional Financial Data                               15


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                    9,10

PART II.  OTHER INFORMATION

Item 5.  Other Information                                       17

Item 6.  Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                       18


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                        June 30       December 31   June 30
(thousands of dollars)  (unaudited)                     1998          1997          1997
------------------------------------------------------  ------------  ------------  ------------

ASSETS
Cash and due from banks                               $   1,039,987 $   1,254,289 $   1,317,063
Interest-bearing deposits with banks                          5,574         5,249        26,496
Federal funds sold and resale agreements                     79,257        82,589       224,006
Trading securities                                              617         2,293         1,763
Securities held to maturity (market value $2,426,232
    $2,505,360 and $2,382,206 on June 30, 1998
   December 31, 1997 and June 30, 1997)                   2,374,235     2,452,124     2,346,013
Securities available for sale                             1,803,690     1,707,606     1,782,225
Loans:
Commercial and industrial                                 3,943,643     3,644,721     3,539,141
Real estate                                               3,038,297     2,951,968     2,956,591
Other                                                     1,114,994     1,123,824     1,157,169
                                                        ------------  ------------  ------------
  Commercial loans                                        8,096,934     7,720,513     7,652,901

Credit card                                                 724,614       736,484       652,010
Real estate - mortgage portfolio                          1,816,938     2,150,398     2,403,141
Real estate - mortgages held for sale                       400,447       234,008       159,017
Home equity                                               1,294,734     1,271,966     1,169,210
Other                                                     1,407,745     1,455,417     1,444,178
                                                        ------------  ------------  ------------
  Consumer loans                                          5,644,478     5,848,273     5,827,556
                                                        ------------  ------------  ------------
     Total loans                                         13,741,412    13,568,786    13,480,457
     Reserve for loan losses                               (218,903)     (218,861)     (213,763)
                                                        ------------  ------------  ------------
        Loans - net                                      13,522,509    13,349,925    13,266,694

Bank premises and equipment                                 383,112       368,083       363,817
Customer acceptance liability                                 7,403         7,360        10,487
Other assets                                                755,281       614,167       567,121
                                                        ------------  ------------  ------------
     Total assets                                     $  19,971,665 $  19,843,685 $  19,905,685
                                                        ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,770,826 $   3,607,659 $   3,730,430
    Interest-bearing demand                               1,595,934     1,756,520     1,590,408
    Money market accounts                                 3,218,264     2,947,683     2,713,187
    Savings passbook                                      1,301,640     1,339,038     1,449,381
    Certificates of deposit                               4,885,954     5,063,754     5,140,330
                                                        ------------  ------------  ------------
        Total deposits                                   14,772,618    14,714,654    14,623,736

Short-term borrowed funds                                 2,205,745     2,121,412     2,794,858
Long-term debt                                              955,898     1,057,151       627,935
Bank acceptances outstanding                                  7,403         7,360        10,487
Other liabilities                                           244,878       250,007       258,237
                                                        ------------  ------------  ------------
        Total liabilities                                18,186,542    18,150,584    18,315,253

Stockholders' equity:
  Preferred stock                                                 0         5,308         7,454
  Common stock                                              181,935       181,102       181,027
         Issued: June 30, 1998, 145,548,059 shares
         Issued: December 31, 1997, 144,881,896 shares
         Issued: June 30, 1997, 144,881,896 shares
  Capital surplus                                             9,023             0             0
  Retained earnings                                       1,569,900     1,484,199     1,395,346
  Treasury stock                                                 (3)         (132)       (6,059)
         Held: June 30, 1998, 1,076 shares
         Held: December 31, 1997, 48,547 shares
         Held: June 30, 1997, 421,747 shares
   Accumulated other comprehensive income                    24,268        22,624        12,664
                                                        ------------  ------------  ------------
     Total stockholders' equity                           1,785,123     1,693,101     1,590,432
                                                        ------------  ------------  ------------
        Total liabilities and stockholders' equity    $  19,971,665 $  19,843,685 $  19,905,685
                                                        ============  ============  ============


                                                                    -1-

FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------
                                               Three Months Ended         Six  Months Ended
                                                June 30                 June 30
(thousands of dollars, except per share data)       1998        1997        1998        1997
--------------------------------------------- ----------------------- -----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  286,326 $   283,834  $  570,297 $   560,066
Securities                                        63,209      64,196     127,068     127,849
Interest-bearing deposits with banks                  53         329         141         416
Federal funds sold and resale agreements             835       2,151       2,099       3,691
Trading securities                                    28          27          54          96
                                               ----------  ----------  ----------  ----------
     Total interest revenue                      350,451     350,537     699,659     692,118

INTEREST EXPENSE
Deposits                                         120,252     117,186     240,092     231,304
Short-term borrowed funds                         30,626      34,663      59,119      62,957
Long-term debt                                    16,138      12,069      33,397      24,215
                                               ----------  ----------  ----------  ----------
     Total interest expense                      167,016     163,918     332,608     318,476
                                               ----------  ----------  ----------  ----------
NET INTEREST REVENUE                             183,435     186,619     367,051     373,642
Provision for loan losses                         10,600       9,532      26,250      19,249
                                               ----------  ----------  ----------  ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           172,835     177,087     340,801     354,393

OTHER OPERATING REVENUE
Trust and investment management fees              45,267      42,901      91,313      82,752
Service charges on deposit accounts               25,693      21,825      51,390      45,066
Credit card revenue                               14,350      12,493      26,986      24,749
Mortgage banking revenue                          22,977      10,092      44,271      18,776
Data processing fees                               3,520       3,829       7,273       7,942
Securities gains                                     488           0         491       1,126
Other revenue                                     22,740      22,325      42,358      43,572
                                               ----------  ----------  ----------  ----------
     Total other operating revenue               135,035     113,465     264,082     223,983

OTHER OPERATING EXPENSE
Salaries                                          89,602      83,930     176,300     162,198
Employee benefits                                 16,462      16,370      36,486      34,884
Equipment expense                                 19,437      15,970      35,736      33,039
Net occupancy expense                             16,056      15,563      32,861      30,942
Other expense                                     54,167      48,364     104,807      97,825
                                               ----------  ----------  ----------  ----------
     Total other operating expense               195,724     180,197     386,190     358,888

INCOME BEFORE INCOME TAXES                       112,146     110,355     218,693     219,488
Provision for income taxes                        35,495      37,647      69,126      74,985
                                               ----------  ----------  ----------  ----------
NET INCOME                                    $   76,651 $    72,708  $  149,567 $   144,503
                                               ==========  ==========  ==========  ==========
Net income applicable to common stock         $   76,651 $    72,577  $  149,484 $   144,231
                                               ==========  ==========  ==========  ==========
PER COMMON SHARE
Net income                                    $     0.53 $      0.50  $     1.03 $      0.99
Net income assuming dilution                        0.52        0.50        1.02        0.98
Dividends                                           0.23        0.21        0.44        0.40


                                                     -2-

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (unaudited)


                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1996                    $        11,344 $    188,532 $     51,145 $  1,437,891
   Net income                                                                                     144,503
   Unrealized loss on securities
     available for sale
   Reclassification adjustment
     for gains realized on net
     income
   Income taxes

   Comprehensive income                                                                           144,503

   Cash dividends:
     Preferred stock, series D ($17.50 per share)                                                    (272)
     Common stock ($.40 per share)                                                                (58,722)
   Converted 7,780 shares of preferred stock
      into 333,871 shares of common stock                   (3,890)                     (518)      (1,568)
   Issued 806,678 shares of common stock for
      employee plans                                                                  (5,184)      (3,951)
   Retired 5,944,300 shares of common stock                              (7,505)     (45,443)    (122,535)
   Purchased 1,071,900 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at June 30, 1997                        $         7,454 $    181,027 $          0 $  1,395,346
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1996                    $        19,191 $     (4,056)$  1,704,047
   Net income                                                                        144,503
   Unrealized loss on securities
     available for sale                                     (8,916)                   (8,916)
   Reclassification adjustment
     for gains realized in net
     income                                                 (1,126)                   (1,126)
   Income taxes                                              3,515                     3,515
                                                                                  -----------
   Comprehensive income                                                              137,976

   Cash dividends:
     Preferred stock, series D ($17.50 per share)                                       (272)
     Common stock ($.40 per share)                                                   (58,722)
   Converted 7,780 shares of preferred stock
      into 333,871 shares of common stock                                 5,976
   Issued 806,678 shares of common stock for
      employee plans                                                     22,877       13,742
   Retired 5,944,300 shares of common stock                             (12,941)    (188,424)
   Purchased 1,071,900 shares of treasury stock                         (17,915)     (17,915)
                                                     --------------  -----------  -----------
   Balance at June 30, 1997                        $        12,664 $     (6,059)$  1,590,432
                                                     ==============  ===========  ===========

                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1997                    $         5,308 $    181,102 $            $  1,484,199
   Net income                                                                                     149,567
   Unrealized gain on securities
     available for sale
   Reclassification adjustment
     for gains realized in net
     income
   Income taxes

   Comprehensive income

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                                      (83)
     Common stock ($.44 per share)                                                                (63,782)
   Converted 10,615 shares of preferred stock
      into 452,761 shares of common stock                   (5,308)         537        4,182          492
   Issued 362,119 shares of common stock for
      employee and director plans                                           296        4,841         (493)
   Purchased 101,246 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at June 30, 1998                        $             0 $    181,935 $      9,023 $  1,569,900
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1997                    $        22,624 $       (132)$  1,693,101
   Net income                                                                        149,567
   Unrealized gain on securities
     available for sale                                      3,020                     3,020
   Reclassification adjustment
     for gains realized in net
     income                                                   (491)                     (491)
   Income taxes                                               (885)                     (885)
                                                                                  -----------
   Comprehensive income                                                              151,211

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                         (83)
     Common stock ($.44 per share)                                                   (63,782)
   Converted 10,615 shares of preferred stock
      into 452,761 shares of common stock                                    64          (33)
   Issued 362,119 shares of common stock for
      employee and director plans                                         4,001        8,645
   Purchased 101,246 shares of treasury stock                            (3,936)      (3,936)
                                                     --------------  -----------  -----------
   Balance at June 30, 1998                        $        24,268 $         (3)$  1,785,123
                                                     ==============  ===========  ===========



FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                            Six Months Ended
                                                                              June 30
(thousands of dollars)                                                         1998            1997
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    149,567   $     144,503
   Adjustments:
      Provision for loan losses                                                 26,250          19,250
      Depreciation, amortization, and accretion                                 36,138          29,780
      Net decrease in trading securities                                         1,676          11,726
      Net increase in loans held for resale                                   (166,439)        (14,612)
      Loss (gain) on securities and other assets                                   603          (1,764)
      Deferred income taxes                                                      2,395           1,028
      (Increase) decrease in other assets                                     (147,185)        (89,863)
      Increase (decrease) in other liabilities                                  (5,129)         (7,952)
      Other, net                                                               (11,278)         12,368
                                                                          -------------  --------------
            Net cash (used) provided by operating activities                  (113,402)        104,464
Cash Flows from Investing Activities:
      Net decrease (increase) in federal funds sold and resale agreements        3,332         (31,041)
      Net increase in interest-bearing deposits with banks                        (325)        (20,147)
      Sale of securities available for sale                                        490           1,126
      Maturities of securities held to maturity                                231,935         192,699
      Maturities of securities available for sale                               42,890         333,763
      Purchase of securities held to maturity                                 (157,174)       (295,482)
      Purchase of securities available for sale                               (137,920)       (161,439)
      Net increase in loans                                                    (36,266)       (242,111)
      Proceeds from sales of foreclosed assets                                   2,696           7,879
      Purchases of bank premises and equipment                                 (32,079)        (31,998)
      Proceeds from sales of bank premises and equipment                           180             670
                                                                          -------------  --------------
            Net cash provided (used) by investing activities                   (82,241)       (246,081)
Cash Flows from Financing Activities:
      Net increase (decrease) in deposits                                       57,964        (590,461)
      Net increase in short-term borrowed funds                                 84,333         926,252
      Repayment of long-term debt                                             (198,340)        (69,857)
      Proceeds from long-term debt                                              97,087             598
      Cash dividends                                                           (63,865)        (58,994)
      Common/treasury stock repurchases                                         (3,936)       (206,339)
      Common/treasury stock issued                                               8,098           8,387
                                                                          -------------  --------------
            Net cash provided (used) by financing activities                   (18,659)          9,586
Net increase (decrease) in cash and due from banks                            (214,302)       (132,031)
Cash and due from banks at beginning of period                               1,254,289       1,449,094
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,039,987   $   1,317,063
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    341,950   $     323,523
      Income taxes                                                              56,699          69,481

Transfer to foreclosed assets from loans                                  $      4,882   $       3,006


                                                                      -4-

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-------------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, however, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifications used in the June 30, 1998 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

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

   In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain internal and external costs incurred in the development of internal use computer software. Firstar adopted this statement with the first quarter of 1998 financial statements and capitalized $1.524 million of related expenses during the first half of 1998.

   In June 1998, the Financial Accounting Standards Board issued
   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The statement is effective in the first quarter of 2000. Firstar has not yet determined the impact, if any, that this statement could have on its financial position, or results of operations.

2. Pending Transactions - Mergers and Acquisitions:

   In June, 1998, Firstar announced a definitive agreement to purchase Cargill Leasing Corporation for a cash payment of $220 million. Cargill has approximately $600 million of lease assets.
   The transaction was completed on July 31, 1998 and will be accounted for as a purchase transaction. The purchase price was in part funded by the sale of approximately $200 million of securities available for sale.

   On July 1, 1998, Firstar Corporation and Star Banc Corporation signed a definitive agreement to merge through an exchange of shares. Under the terms of the agreement, Firstar shareholders will receive .76 shares of common stock in the combined company for each share of Firstar common stock. Shareholders of Star Banc will retain one share of common stock in the combined company for each Star Banc common share. The combined company will have total assets of approximately $38 billion The merger is expected to be completed in the fourth quarter of 1998 and will be accounted for as a pooling of interests.

   A summary of unaudited pro forma financial information giving effect to the merger with Star Banc Corporation is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.

                                                                       Years ended December 31,
                                                                    -------------------------------------
                                                                          1997         1996         1995
                                                                    -----------  -----------  -----------
                                                                     (millions of dollars, except per share)
   Total average assets                                           $     34,585 $     30,272 $     29,328
   Net interest revenue                                                  1,366        1,243        1,174
   Other operating revenue                                                 768          641          555
   Other operating expense                                               1,225        1,163        1,086
   Net income                                                              519          415          381
   Net income per share - diluted                                         2.35         1.95         1.74



3. Securities - The amortized cost and approximate market values of securities are as follows:
                                                       June 30,1998
                                                       --------------------------------------------------
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains       Losses        Value
                                                       -----------  -----------  -----------  -----------
   Securities held to maturity:
   Mortgage backed obligations of federal agencies   $  1,018,473 $     28,527 $       (189)$  1,046,811
   State and political subdivisions                     1,349,609       24,773       (1,059)   1,373,323
   Corporate debt                                           6,153            5          (60)       6,098
                                                       -----------  -----------  -----------  -----------
     Total                                           $  2,374,235 $     53,305 $     (1,308)$  2,426,232
                                                       ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies                $  1,394,873 $     36,830 $       (249)$  1,431,454
   Mortgage backed obligations of federal agencies        148,265        1,250         (285)     149,230
   State and political subdivisions                        65,129          174         (236)      65,067
   Equity securities                                       80,668            0            0       80,668
   Money market mutual funds                               77,271            0            0       77,271
                                                       -----------  -----------  -----------  -----------
     Total                                           $  1,766,206 $     38,254 $       (770)$  1,803,690
                                                       ===========  ===========  ===========  ===========

                                                       December 31,1997
                                                       --------------------------------------------------
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains       Losses        Value
                                                       -----------  -----------  -----------  -----------
   Securities held to maturity:
   Mortgage backed obligations of federal agencies   $  1,139,317 $     32,038 $       (779)$  1,170,576
   State and political subdivisions                     1,306,555       23,129       (1,144)   1,328,540
   Corporate debt                                           6,252            0           (8)       6,244
                                                       -----------  -----------  -----------  -----------
     Total                                           $  2,452,124 $     55,167 $     (1,931)$  2,505,360
                                                       ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies                $  1,425,457 $     36,175 $       (818)$  1,460,814
   Mortgage backed obligations of federal agencies        103,036          949         (149)     103,836
   State and political subdivisions                         6,146           36           (9)       6,173
   Equity securities                                       98,010            0            0       98,010
   Money market mutual funds                               38,773            0            0       38,773
                                                       -----------  -----------  -----------  -----------
     Total                                           $  1,671,422 $     37,160 $       (976)$  1,707,606
                                                       ===========  ===========  ===========  ===========

4. Nonperforming Assets and Past Due Loans are as follows:
                                                                      June 30    December 31  June 30
                                                                       1998         1997         1997
                                                                    -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                  $     25,345 $     26,739 $     46,688
      Commercial mortgage                                               17,048       20,291       22,555
      Consumer                                                          15,523       16,828       16,150
                                                                    -----------  -----------  -----------
                                                                        57,916       63,858       85,393

   Renegotiated loans:
      Commercial mortgage                                                   43          263          273


   Foreclosed assets                                                     7,996        6,244        6,196
                                                                    -----------  -----------  -----------
        Total                                                     $     65,955 $     70,365 $     91,862
                                                                    ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                    .48        % .52        % .68        %
     Total assets                                                   .33          .35          .46


   Loans past due 90 days and still accruing
      Commercial                                                  $     30,455 $     21,774 $     25,375
      Commercial - eeal estate                                          15,172       15,626       25,710
      Consumer                                                          17,601       20,228       21,867
                                                                    -----------  -----------  -----------
      Total                                                       $     63,228 $     57,628 $     72,952
                                                                    ===========  ===========  ===========

5. Reserve for Loan Losses - An analysis of the reserve for loan losses is as follows:
                                                          Three Months Ended         Six Months Ended
                                                         June 30                   June 30
                                                       ------------------------  ------------------------
                                                          1998         1997         1998         1997
                                                       -----------  -----------  -----------  -----------
   Balance - beginning of period                    $     218,977 $    213,136 $    218,861 $    213,138
   Provision for loan losses                               10,600        9,532       26,250       19,249
   Loan recoveries                                          8,190        5,129       16,982        9,928
   Loan charge-offs                                       (18,864)     (14,034)     (43,190)     (28,552)
                                                       -----------  -----------  -----------  -----------
   Balance - end of period                          $     218,903 $    213,763 $    218,903 $    213,763
                                                       ===========  ===========  ===========  ===========

   Net charge-offs to average loans                    .31        % .27        % .39        % .28        %
   Reserve to period-end loans                                                   1.59         1.59

6. Net Income Per Common Share - Basic and diluted earnings per share of Firstar was calculated as follows:

                                                         Three Months Ended         Six Months Ended
                                                         June 30                   June 30
                                                       ------------------------  ------------------------
                                                          1998         1997         1998         1997
                                                       -----------  -----------  -----------  -----------
   Basic:
   Net income                                       $      76,651 $     72,708 $    149,567 $    144,503
   Less preferred dividends                                     0          131           83          272
                                                       -----------  -----------  -----------  -----------
   Net income applicable to common stock            $      76,651 $     72,577 $    149,484 $    144,231
   Average common shares outstanding                      145,239      144,506      145,115      145,597
     Net income per common share- basic             $        0.53 $       0.50 $       1.03 $       0.99

   Diluted:
   Net income                                       $      76,651 $     72,708 $    149,567 $    144,503
   Average common shares outstanding                      145,239      144,506      145,115      145,597
   Options and stock plans                                  1,457        1,364        1,545        1,413
   Preferred stock                                            304          640          356          669
                                                       -----------  -----------  -----------  -----------
   Average common shares outstanding- diluted             147,000      146,510      147,016      147,679
     Net income per common share- diluted           $        0.52 $       0.50 $       1.02 $       0.98


7. Mortgage Servicing Rights - The fair value of capitalized mortgage servicing rights was $34.9 million on June 30, 1998. Firstar serviced $3.5 billion of mortgage loans for other investors as of June 30, 1998. Changes in capitalized mortgage servicing are summarized as follows:



                                                                 Six Months Ended
                                                                      June 30
                                                                    -----------
                                                                          1998
                                                                    -----------
   Balance - beginning of period                                        16,180
   Servicing rights capitalized                                         35,573
   Amortization of servicing rights                                     (1,788)
   Sales of servicing rights                                           (23,628)
                                                                    -----------
   Balance - end of period                                              26,337
                                                                    ===========

8. Stock Based Compensation Plans - The following table summarizes stock option activity for the six months ended June 30, 1998:
                                                                                 Weight-Avg
                                                                     Number of    Exercise
                                                                      Shares        Price
                                                                    -----------  -----------
   Options outstanding at December 31, 1997                          5,065,089 $      19.04
   Granted                                                           1,376,350        38.75
   Exercised                                                          (321,994)       25.15
   Forfeited                                                           (79,900)       32.76
                                                                    -----------
   Options outstanding at June 30, 1998                              6,039,545        21.45
                                                                    ===========

   Options excercisable on June 30, 1998 were 2,622,049. All options will become excercisable upon the merger with Star Banc Corporation.

9. Subsequent Events

   In July 1998, Firstar agreed to pay $4.5 million in settlement of a lawsuit.
   This payment will be expensed in the third quarter of 1998 and will reduce earnings per share by approximately 2 cents.

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



Financial Discussion - Income Statement

  Firstar Corporation's net income for the second quarter of 1998 was $76.7 million, or $.52 per common share, on a diluted basis, up from the $72.7 million, or $.50 per common share, for the same period last year. This represented a 5.4% increase in net income and a 4.0% increase in earnings per share. Return on common equity was 17.58% for the quarter, compared with 18.86% for the same period last year, while return on average assets was 1.56% compared to 1.51% during the second quarter of last year.

  Net income for the first six months of 1998 was $149.6
million, or $1.02 per diluted common share, up from the $144.5 million, or $.98 per diluted common share, for the same period last year. This represented a 4.1% increase in earnings per share. Return on common equity was 17.41% for the first half of the year, compared with 18.61% for the same period last year, while return on average assets was 1.53% compared to 1.51% during the first half of last year.

Table 1 shows the components of net income and the net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis
                                                    Three Months Ended                     Six Months Ended
                                                          June 30                             June 30
                                                ----------------------------------  -------------------------------
                                                   1998        1997       Change      1998       1997      Change
                                                ----------  ----------  ----------  ---------  ---------  ---------
                                                (millions of dollars)               (millions of dollars)
Interest revenue                              $     350.5 $     350.5 $       0.0 $    699.7 $    692.1 $      7.6
Taxable-equivalent adjustment                         9.5         9.0         0.5       18.7       17.5        1.2
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Interest revenue - taxable-equivalent             360.0       359.5         0.5      718.4      709.6        8.8
Interest  expense                                   167.0       163.9         3.1      332.6      318.5       14.1
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Net  interest  revenue - taxable-equivalent       193.0       195.6        (2.6)     385.8      391.1       (5.3)
Provision for loan losses                            10.6         9.5         1.1       26.3       19.2        7.1
Other operating revenue                             135.0       113.5        21.5      264.1      224.0       40.1
Other operating expense                             195.7       180.3        15.4      386.2      358.9       27.3
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Income before income taxes                        121.7       119.3         2.4      237.4      237.0        0.4
Provision for income taxes                           35.5        37.6        (2.1)      69.1       75.0       (5.9)
Taxable-equivalent adjustment                         9.5         9.0         0.5       18.7       17.5        1.2
                                                ----------  ----------  ----------  ---------  ---------  ---------
Net income                                    $      76.7 $      72.7 $       4.0 $    149.6 $    144.5 $      5.1
                                                ==========  ==========  ==========  =========  =========  =========

Yield on earning assets                              8.05 %      8.16 %     (0.11)%     8.09 %     8.13 %    (0.04)%
Cost of interest-bearing liabilities                 4.61        4.58        0.03       4.65       4.52       0.13
                                                ----------  ----------  ----------  ---------  ---------  ---------
Interest spread                                      3.44        3.58       (0.14)      3.44       3.61      (0.17)
Impact of interest-free funds                        0.87        0.86        0.01       0.90       0.86       0.04
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Net interest margin                                4.31 %      4.44 %     (0.13)%     4.34 %     4.47 %    (0.13)%
                                                ==========  ==========  ==========  =========  =========  =========

  Net interest revenue during the first half of 1998, on a taxable equivalent basis, was $385.8 million, a $5.3 million, or 1.4%, decrease from the level experienced in the same period last year. The net interest margin was 4.34% during the first half of 1998 compared to 4.47% a year earlier. The competition for loans and deposits along with the flat yield curve have placed pressure on the margin and net interest revenue.

  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by $8.8 million to $718.4 million during the first six months of 1998 compared to the same period last year. Loan income rose by $10.0 million due to higher average commercial loan balances partially offset by reduced yields on the loans. Securities revenue increased by $647 thousand with higher yields being partially offset by lower average balances. Short-term investment revenue was lower due to reduced balances.

  Total interest expense was $332.6 million during the first half of 1998, an increase of $14.1 million from the same period last year. Interest rates on liabilities increased to 4.65% in 1998 from 4.52% in 1997. Interest expense on total deposits increased $8.8 million in the first half of 1998 compared to the same period last year due to higher deposit levels and a change in mix of deposits from lower cost savings passbook to higher cost money market savings accounts and market competitive certificates of deposit. Interest expense on short-term borrowed funds decreased $3.8 million due to a shift from short-term borrowing to long-term debt. Interest expense on long-term debt increased $9.2 million due to additional balances. This shift between short-term and long-term debt was done to better match long-term assets and maintain the company's interest rate risk profile within established guidelines.


Table 2.  Analysis of interest revenue and expense

                                                    Six Months Ended June 30
                                  ---------------------------------------------------------------
                                        Interest               Total       Due to
                                  ------------------------               ------------------------
                                     1998         1997        Change       Volume        Rate
                                  -----------  -----------  -----------  -----------  -----------
                                                          (thousands of dollars)
Interest-bearing deposits
  with banks                    $        141 $        416 $       (275)$       (275)$          0
Federal funds sold and
  resale agreements                    2,099        3,691       (1,592)      (1,777)         185
Trading securities                        54           98          (44)         (44)           0
Securities                           142,458      141,811          647       (1,403)       2,050
Commercial loans                     322,752      310,757       11,995       18,517       (6,522)
Consumer loans                       250,867      252,820       (1,953)      (1,642)        (311)
                                  -----------  -----------  -----------
  Total loans                        573,619      563,577       10,042       17,436       (7,394)
                                  -----------  -----------  -----------
  Total interest revenue             718,371      709,593        8,778       11,992       (3,214)

Interest-bearing demand               13,975       11,766        2,209          670        1,539
Money market accounts                 70,066       56,498       13,568        8,267        5,301
Savings passbook                      14,911       17,287       (2,376)      (1,913)        (463)
Certificates of deposit              141,140      145,753       (4,613)      (7,560)       2,947
                                  -----------  -----------  -----------
  Total deposits                     240,092      231,304        8,788        1,331        7,457
Short-term borrowed funds             59,119       62,957       (3,838)      (4,567)         729
Long-term debt                        33,397       24,215        9,182       11,265       (2,083)
                                  -----------  -----------  -----------
  Total interest expense             332,608      318,476       14,132        4,834        9,298
                                  -----------  -----------  -----------
  Net interest revenue          $    385,763 $    391,117 $     (5,354)       6,562      (11,916)
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

  The most recent earnings simulation projects net income would increase by approximately 1.9% of base rate net income if rates gradually fall by 150 basis points over the next year. It projects a decrease of approximately 3.4% if rates rise gradually by 150 basis points. Both simulations are well within the policy of limiting changes to 5% of income.

  The provision for loan losses increased to $26.3 million in the first half of 1998, from $19.2 million in the same period last year due to increased net charge-offs. Net loan charge-offs for the first half of 1998 were $26.2 million or
 .39% of average outstanding loans, compared with $18.6 million or .28% for the same period in 1997. The reserve for loan losses represented 1.59% of total loans at June 30, 1998 and June 30,1997.

  Net charge-offs on consumer loans were .65% in the second quarter and .74% for the first half of 1998. This was an increase from .59% in the comparable quarter of 1997 and from
 .65% the first six months of 1997. Increased credit card charge-offs were incurred during 1998. Net credit card charge-offs were 4.07% for the first six months of 1998, compared to 3.48% for the same period one year ago. Commercial loan charge-offs were .07% in the current quarter and .14% for the first half of 1998. This is up from the unrepresentatively low charge-off levels of the comparable periods of last year.

 Total nonperforming assets were $66.0 million, or .48% of total loans and foreclosed assets on June 30, 1998. This represents a reduction in nonperforming assets of $14.0 million and $25.9 million from the prior quarter and one year ago, respectively.


Table 3. Net loan charge-offs

                                 Quarter ended           Year to Date
                             ----------------------  ----------------------
                             6-30-98     6-30-97     6-30-98     6-30-97
                             ----------  ----------  ----------  ----------
                                        (thousands of dollars)
Loan charge-offs
  Commercial               $     4,906 $     1,908 $    14,061 $     2,946
  Commercial mortgage              504         315         741         491
  Consumer                       4,751       3,786      10,682       9,948
  Consumer mortgage                131         282         399         185
  Credit card                    8,572       7,743      17,307      14,982
                             ----------  ----------  ----------  ----------
    Total charge-offs           18,864      14,034      43,190      28,552

Loan recoveries
  Commercial                     3,524       1,063       8,387       1,902
  Commercial mortgage              487         599       1,129       1,505
  Consumer                       2,683       1,356       4,233       2,716
  Consumer mortgage                 33          42         192          52
  Credit card                    1,463       2,069       3,041       3,753
                             ----------  ----------  ----------  ----------
    Total recoveries             8,190       5,129      16,982       9,928

Total net charge-offs      $    10,674 $     8,905 $    26,208 $    18,624
                             ==========  ==========  ==========  ==========
Net charge-offs as a % of
  Commercial                      0.11 %      0.07 %      0.23 %      0.05 %
  Commercial mortgage             0.00       (0.04)      (0.03)      (0.07)
    Total commercial loans        0.07        0.02        0.14        0.00
  Consumer                        0.31        0.38        0.48        0.57
  Consumer mortgage               0.02        0.04        0.02        0.01
  Credit card                     4.00        3.52        4.07        3.48
    Total consumer loans          0.65        0.59        0.74        0.65
    Total loans                   0.31        0.27        0.39        0.28


  Other operating revenue, excluding securities gains and losses, increased by 18.3% over the first half of 1997 to $263.6 million. Other operating revenue represents 40.6% of total taxable equivalent revenue for the first half of 1998 compared to 36.4% for the same period one year ago. Table 4 shows the composition of other operating revenue.

Table 4.  Other operating revenue
                                                Three Months Ended                 Six Months Ended
                                                     June 30                           June 30
                                          ----------------------------------  ----------------------------------
                                             1998        1997       Change       1997        1996       Change
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (thousands of dollars)              (thousands of dollars)
Trust and investment management fees    $    45,267 $    42,901         5.5 %    91,313 $    82,752        10.3 %
Service charges on deposit accounts          25,693      21,825        17.7      51,390      45,066        14.0

Mortgage origination                         19,538       7,012       178.6      33,654      12,324       173.1
Mortgage servicing                            3,439       3,080        11.7      10,617       6,452        64.6
                                          ----------  ----------              ----------  ----------
  Mortgage banking revenue                   22,977      10,092       127.7      44,271      18,776       135.8

Credit card service revenue                  14,350      12,493        14.9      26,986      24,749         9.0
Merchant fees                                 2,414       5,711       (57.7)      3,946      10,515       (62.5)
Insurance revenue                             4,186       3,565        17.4       7,011       5,853        19.8
Data processing fees                          3,520       3,829        (8.1)      7,273       7,942        (8.4)
Brokerage revenue                             3,447       2,768        24.5       6,499       5,442        19.4
ATM fees                                      2,684       1,324       102.7       4,677       2,481        88.5
International fees                            1,632       1,496         9.1       3,181       2,845        11.8
Safe deposit fees                               944       1,081       (12.7)      2,157       2,476       (12.9)
Foreign exchange gains                          767         884       (13.2)      1,438       1,649       (12.8)
Trading securities gains                        264         209        26.3         436         726       (39.9)
Other                                         6,402       5,287        21.1      13,013      11,585        12.3
                                          ----------  ----------              ----------  ----------
  Subtotal                                  134,547     113,465        18.6     263,591     222,857        18.3
Securities gains                                488           0                     491       1,126
                                          ----------  ----------              ----------  ----------
  Total                                 $   135,035 $   113,465        19.0 %   264,082 $   223,983        17.9 %
                                          ==========  ==========              ==========  ==========


  Trust and investment management fees are the single largest source of fee revenue, contributing $91.3 million, or 34.6%, of other operating revenue. This level represents a 10.3% growth in revenue during the first half of 1998 compared to the same period last year. Adjustments to trust fee revenue accruals resulting from a system conversion reduced revenue by $2.9 million in the second quarter of 1998. Firstar does not anticipate similar adjustments in future periods. Trust and investment assets under management were $27.3 billion on June 30, 1998, an 11.1% increase from the year earlier level due to both the result of general market appreciation and additional net new business. Additionally, assets held in custody accounts rose by 7.0% to a level of $88.6 billion due in part to increased mutual fund services business. The increased volatility of equity markets and interest rates has had a significant effect on trust and investment management fees and future revenue levels could likewise be influenced by these factors.

  Revenue from service charges on deposit accounts are the second largest source of fee revenue at $51.4 million for the first half of 1998. This level represented a 14.0% increase from the same period one year ago and was primarily the result of increased commercial cash management revenues.

  Revenue from mortgage loan originations activity for the first half of this year increased 173.1%. The lower interest rates currently available to borrowers has significantly increased mortgage volumes. Mortgage loan closings were $2.1 billion in the first half of 1998, compared to $743 million during the comparable period of 1997. Mortgage loan servicing revenues increased by 64.6% from the year earlier level due to $4.0 million in gains on the sale of servicing rights this year. Excluding these gains, revenue from mortgage servicing remained flat. The company sold mortgage servicing rights as part of its risk management of the servicing portfolio. Mortgage loans serviced for others were $3.5 billion on June 30, 1998.

  Credit card revenues, excluding merchant processing revenue, totaled $27.0 million during the first half of 1998. This level represented a 9.0% increase over the same period last year. In the fourth quarter of 1997, Firstar formed a joint venture with Nova Information Systems Inc. to provide credit card processing services to merchants. Merchant processing revenue decreased 62.5% over a year earlier due to the transfer of this activity to the joint venture.

  The remaining sources of other operating revenue were derived from a wide range of services and aggregated $46.2 million, an increase of 9.6% over the first six months of 1997.

  Other operating expense rose by 7.6% over the first half of
1997 to a level of $386.2 million.   Personnel costs increased
by 8.0% from the same period last year. Nonpersonnel expense increased by 7.2%. The detail of other operating expense is shown in Table 5.

  Personnel costs increased by 8.0%, reflecting higher commissions paid to mortgage banking personnel due to the increased sales volume, normal salary increases for all employees, and increased contract programming costs due in part to the Year 2000 project. Employee benefit expense has increased due to higher pension costs and payroll taxes.
Full-time equivalent personnel headcount was 8,048 on June 30, 1998, down from 8,138 one year earlier.

  Equipment expense increased by $2.7 million, or 8.2%, primarily as a result of equipment upgrades and higher maintenance charges. Net occupancy expense rose by $1.9 million or 6.2%. As of the end of 1997, all deferred gains from the sale of a building in 1988 had been amortized. This amortization reduced occupancy expense in the first half of 1997 by $3.4 million. Business development expense rose by 4.9% from last year as a result of increased advertising associated with a Firstar brand identity program. Information processing expense rose by 16.4% due to increased volumes in the mutual funds
processing area.   Processing losses increased $1.5 million or
43.7%. All other operating expenses totaled $71.8 million, a increase of 4.3% over the first six months of 1997.

  Firstar is implementing a program to insure that its computer systems are year 2000 compliant. This process involves modifying or replacing certain hardware and software maintained by Firstar as well as monitoring the progress of service providers to ensure that they are taking the appropriate action to solve their year 2000 issues. Year 2000 compliance does involve significant business risk to Firstar. Additionally, Firstar is dependent upon the successful completion of year 2000 issues by its customers and third parties with whom Firstar has financial transactions. Firstar has completed assessment of its year 2000 issues and the required updates and testing are currently in progress. Firstar expects that the total cost of this process will approach $20 million. Approximately $9.0 million has been expensed during 1997 and through the first half of 1998. Firstar plans to complete substantially all year 2000 work associated with its critical business applications by the end of 1998. Testing of vendor provided software may continue into 1999 dependent upon the availability of their upgrades.


Table 5.  Other operating expense
                                            Three Months Ended                    Six Months Ended
                                               June 30                              June 30
                                       ----------------------------------    ----------------------------------
                                          1998        1997       Change         1998        1997       Change
                                       ----------  ----------  ----------    ----------  ----------  ----------
                                       (thousands of dollars)                (thousands of dollars)
Salaries                             $    89,602 $    83,930         6.8 %  $  176,300 $   162,198         8.7 %
Employee benefits                         16,462      16,370         0.6        36,486      34,884         4.6
                                       ----------  ----------                ----------  ----------
  Total personnel expense                106,064     100,300         5.7       212,786     197,082         8.0

Equipment expense                         19,437      15,970        21.7        35,736      33,039         8.2
Net occupancy expense                     16,056      15,563         3.2        32,861      30,942         6.2
Business development                       7,705       7,464         3.2        15,416      14,696         4.9
Professional fees                          7,614       7,517         1.3        14,376      15,147        (5.1)
Information processing expense             6,774       5,949        13.9        12,575      10,805        16.4
Delivery                                   5,088       4,602        10.6         9,387       9,642        (2.6)
Stationery and supplies                    4,979       5,083        (2.0)        9,884      10,906        (9.4)
Amortization of intangibles                3,986       3,452        15.5         7,981       7,461         7.0
Wire communication                         2,411       2,493        (3.3)        4,452       5,015       (11.2)
Employee education/recruiting              2,380       2,045        16.4         4,892       3,975        23.1
Processing and other losses                2,348       2,086        12.6         5,011       3,486        43.7
Bank processing fees                       2,207       1,502        46.9         4,384       3,183        37.7
Published information                        738         527        40.0         1,761       1,359        29.6
Credit card assessment fees                  752         998       (24.6)        1,681       2,809       (40.2)
Insurance                                    597         220       171.4           958         374       156.1
Net foreclosed assets expense(income)        224          14                       425         (59)
Other                                      6,364       4,412        44.2        11,624       9,026        28.8
                                       ----------  ----------                ----------  ----------
  Total nonpersonnel expense              89,660      79,897        12.2       173,404     161,806         7.2
                                       ----------  ----------                ----------  ----------
  Total other operating expense      $   195,724 $   180,197         8.6 %  $  386,190 $   358,888         7.6 %
                                       ==========  ==========                ==========  ==========



  Income tax expense was $69.1 million in the first half of 1998 compared to $75.0 million in the same period last year. The effective tax rate was 31.6 % in 1998 compared to 34.2% in 1997.
 The implementation of various tax planning strategies has reduced the effective tax rate.

Financial Discussion - Balance Sheet

  Total assets on June 30, 1998 were $20.0 billion, up $128 million from December 31, 1997 and up $66 million from a year earlier. Earning assets totaled $18.0 billion, up $186 million from December 31, 1997 and $144 million from a year earlier.

  Average loans totaled $13.6 billion during the first six months of 1998, an increase of $413 million, or 3.1% from a year earlier.

  Commercial loans averaged $7.9 billion during the first half of 1998, an increase of $450 million, or 6.1% from a year earlier. While this loan growth is encouraging, competitive pressures are leading to narrower interest spreads for commercial lending.

  Consumer loans, excluding residential mortgages, averaged $3.4 billion, an increase of $206 million, or 6.4% over the first half of 1997. Good growth has occurred in home equity loans and credit card loans, which are up 12.0% and 8.7% respectively, from the same period one year ago. Reductions in direct installment debt and other areas of consumer lending have been seen as customers are converting and consolidating their debt to home equity or mortgage products.

  Residential mortgage loans, exclusive of loans held for sale, declined by 20.0% on average from the first half of 1997. The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Lower interest rates experienced in the last half of 1997 and continuing into the first half of 1998 along with a flat yield curve, have increased the prepayment rate on portfolio mortgages during this same time period. Firstar's primary strategy in this area has been to originate and sell mortgages into the secondary market thereby reducing the amount of portfolio mortgages held on the balance sheet.

  Total securities, including both those designated as available for sale and those held to maturity averaged $4.2 billion during the first half of both 1998 and 1997.

  Funding sources, consisting of deposits and borrowed funds, averaged $17.7 billion during the first half of 1998. Total deposits averaged $14.5 billion, an increase of 1.0% from a year ago. The change in the mix of deposits is reflected in the 11.3% reduction in average passbook deposit levels and the 4.4% reduction of certificates of deposit. Money market deposit accounts have increased by 13.8% during the same period as consumers have moved money from passbook savings and certificates of deposit. Increased competition for consumer deposits and continued consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.

  Borrowed funds averaged $3.2 billion during the first half of 1998, up $150 million from a year earlier. A $250 million issue of long-term senior bank notes was made in December 1997. Firstar has called for redemption on September 1, 1998, the $100 million 7.15% subordinated notes due on September 1, 2000.

  Stockholders' equity totaled $1,785 million at June 30, 1998, a increase of $92 million from December 31, 1997. Firstar's capital management plan strives to match longer term capital
needs with maintaining sound capital levels.   Firstar's tier 1
leverage ratio was 8.85% at June 30, 1998. On June 30, 1998, the Board of Directors rescinded the January 16, 1997 authorization to repurchase up to 12 million shares of Firstar common stock for retirement. The Company still has authorization to repurchase shares for reissue for certain employee benefit plans.

  The board of directors declared a quarterly dividend to common stockholders of $.23 per share. The dividend is payable August
15 to shareholders of record on July 27.



Table 6.  Capital components and ratios
                                                                         June 30       December 31   June 30
                                                                         1998          1997          1997
                                                                         ------------  ------------  ------------
                                                                         (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                 $   1,785,123 $   1,693,101 $   1,590,432
  Trust capital securities                                                   150,000       150,000       150,000
  Unrealized gains on securities available for sale                          (24,268)      (22,624)      (12,664)
  Minority interest in subsidiaries                                            3,207         2,913         2,623
  Less disallowed intangibles                                               (181,262)     (188,466)     (194,415)
                                                                         ------------  ------------  ------------
    Total Tier I capital                                                   1,732,800     1,634,924     1,535,976

Allowable reserve for loan losses                                            200,748       200,438       182,806
Allowable long-term debt                                                           0        40,000        60,000
                                                                         ------------  ------------  ------------
    Total Tier II capital                                                    200,748       240,438       242,806
                                                                         ------------  ------------  ------------
    Total capital                                                      $   1,933,548 $   1,875,362 $   1,778,782
                                                                         ============  ============  ============

Risk-adjusted assets                                                   $  16,041,653 $  16,016,627 $  14,593,563

Tier I capital to risk-adjusted assets                                         10.80 %       10.21 %       10.53 %
Total capital to risk-adjusted assets                                          12.05         11.71         12.19
Tier I leverage ratio                                                           8.85          8.50          8.03



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
-----------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                           Quarter ended           Three Months ended
                                            June 30                 June 30
                                         ----------------------  ------------------------
                                             1998       1997         1998       1997
                                         ----------------------  ------------------------
Earnings and Dividends
Net income                               $   76,651 $   72,708   $  149,567 $  144,503
Per common share:
  Net income                                   0.53       0.50         1.03       0.99
  Net income assuming dilution                 0.52       0.50         1.02       0.98
  Dividends                                    0.23       0.21         0.44       0.40
  Stockholders' equity                                                12.26      10.96

Performance Ratios
Return on average assets                       1.56 %     1.51 %       1.53 %     1.51 %
Return on average common equity               17.58      18.86        17.41      18.61
Dividend payout ratio                         43.39      42.00        42.70      40.40
Equity to assets                                                       8.94       7.99
Net loan charge-offs as a percentage
  of average loans                             0.31       0.27         0.39       0.28
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                                               0.48       0.68
Net interest margin                            4.31       4.44         4.34       4.47
Efficiency ratio                              59.76      58.31        59.47      58.45
Fee revenue as a percentage
  of average assets                           41.08      36.71        40.59      36.30

Statistical Data
Full-time equivalent staff (at quarter end)                           8,048      8,138
Average common shares
  outstanding (000's)                       145,239    144,506      145,115    145,597
Average common shares
  outstanding assuming dilution (000's)     147,000    146,510      147,016    147,679
Actual common shares
  outstanding (000's at quarter end)                                145,547    144,460

Stock Price Information
High                                     $   41.000 $   33.125   $   42.625 $   33.125
Low                                          32.750     27.250       32.750     25.563
Close                                        38.188     30.500       38.188     30.500

                  -14-



 FIRSTAR CORPORATION AND SUBSIDIARIES

 ADDITIONAL FINANCIAL DATA (Unaudited)
 --------------------------------------------------------------------------------------------------------
 Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
 (Thousands of Dollars)

                                                                      Quarter ended June 30
                                 ------------------------------------------------------------------------
                                                   1998                                  1997
                                 ------------------------------------- ----------------------------------
                                   Average                 Average       Average                 Average
                                   Balance      Interest   Rate          Balance      Interest   Rate
                                 ------------------------------------- ----------------------------------
 Assets
 Interest-bearing deposits
  with banks                     $      4,022 $        53      5.29 %  $     20,946 $       329   6.30 %
 Federal funds sold and
  resale agreements                    62,142         835      5.39         163,863       2,151   5.27
 Trading securities                     3,567          28      3.15           2,178          27   4.97
 Securities:
   Taxable                          2,806,567      47,081      6.72       2,987,182      49,850   6.69
   Nontaxable                       1,350,403      23,951      7.09       1,196,425      21,484   7.18
                                   -----------  ----------               -----------  ----------
  Total securities                  4,156,970      71,032      6.84       4,183,607      71,334   6.83
 Loans:
   Commercial                       8,009,179     163,190      8.17       7,512,853     159,051   8.49
   Residential mortgage portfolio   1,874,172      35,162      7.50       2,420,172      46,007   7.60
   Residential mortgage-held for sa   410,138       7,202      7.02         122,488       2,305   7.53
   Consumer                         3,405,569      82,506      9.72       3,222,588      78,290   9.74
                                   -----------  ----------               -----------  ----------
   Total loans                     13,699,058     288,060      8.43      13,278,101     285,653   8.62
                                   -----------  ----------               -----------  ----------
   Interest earning assets         17,925,759     360,008      8.05      17,648,695     359,494   8.16
 Reserve for loan losses             (216,741)                             (212,970)
 Cash and due from banks            1,046,248                               958,441
 Other assets                       1,011,789                               922,060
                                   -----------                           -----------
   Total assets                  $ 19,767,055                          $ 19,316,226
                                   ===========                           ===========
 Liabilities and
   Stockholders' Equity

 Interest-bearing demand         $  1,656,691 $     7,075      1.71 %  $  1,575,476 $     6,032   1.54 %
 Money market accounts              3,190,480      35,859      4.51       2,741,187      28,905   4.23
 Savings passbook                   1,319,220       7,455      2.27       1,480,249       8,335   2.26
 Certificates of deposit            5,032,113      69,863      5.57       5,321,914      73,914   5.57
 Short-term borrowed funds          2,333,386      30,626      5.26       2,578,069      34,663   5.39
 Long-term debt                       982,779      16,138      6.57         668,510      12,069   7.22
                                   -----------  ----------               -----------  ----------
   Interest-bearing liabilities    14,514,669     167,016      4.61      14,365,405     163,918   4.58
 Demand deposits                    3,236,247                             3,133,612
 Other liabilities                    263,843                               266,227
 Stockholders' equity               1,752,296                             1,550,982
                                   -----------                           -----------
   Total liabilities and
     stockholders' equity        $ 19,767,055                          $ 19,316,226
                                   ===========                           ===========
 Net interest
   revenue/margin                             $   192,992      4.31 %               $   195,576   4.44 %
                                                ==========                            ==========




                                                                      Six months ended June 30
                                 ------------------------------------- ----------------------------------
                                                   1998                                  1997
                                   ----------------------------------- ----------------------------------
                                   Average                 Average       Average                 Average
                                   Balance      Interest   Rate          Balance      Interest   Rate
                                 ------------------------------------- ----------------------------------
 Assets
 Interest-bearing deposits
  with banks                     $      4,338 $       141      6.55 %  $     12,772 $       416   6.57 %
 Federal funds sold and
  resale agreements                    75,980       2,099      5.57         140,629       3,691   5.29
 Trading securities                     3,024          54      3.60           3,199          98   6.18
 Securities:
   Taxable                          2,831,898      95,471      6.83       3,027,697      99,856   6.63
   Nontaxable                       1,325,716      46,987      7.09       1,171,231      41,955   7.16
                                   -----------  ----------               -----------  ----------
   Total securities                 4,157,614     142,458      6.87       4,198,928     141,811   6.78
 Loans:
   Commercial                       7,886,510     322,752      8.25       7,436,469     310,757   8.42
   Residential mortgage portfolio   1,963,896      73,706      7.51       2,454,957      93,772   7.64
   Residential mortgage-held for sa   360,569      12,619      7.00         112,767       4,120   7.31
   Consumer                         3,411,967     164,542      9.72       3,206,248     154,928   9.74
                                   -----------  ----------               -----------  ----------
   Total loans                     13,622,942     573,619      8.48      13,210,441     563,577   8.59
                                   -----------  ----------               -----------  ----------
   Interest earning assets         17,863,898     718,371      8.09      17,565,969     709,593   8.13
 Reserve for loan losses             (217,076)                             (212,721)
 Cash and due from banks            1,056,310                               993,790
 Other assets                         997,691                               913,261
                                   -----------                           -----------
   Total assets                  $ 19,700,823                          $ 19,260,299
                                   ===========                           ===========
 Liabilities and
   Stockholders' Equity
 Interest-bearing demand         $  1,669,530 $    13,975      1.69 %  $  1,582,678 $    11,766   1.50 %
 Money market accounts              3,121,978      70,066      4.53       2,742,929      56,498   4.15
 Savings passbook                   1,325,198      14,911      2.27       1,494,309      17,287   2.33
 Certificates of deposit            5,063,747     141,140      5.62       5,296,884     145,753   5.55
 Short-term borrowed funds          2,238,219      59,119      5.33       2,411,410      62,957   5.26
 Other debt                         1,005,851      33,397      6.64         682,739      24,215   7.10
                                   -----------  ----------               -----------  ----------
   Interest-bearing liabilities    14,424,523     332,608      4.65      14,210,949     318,476   4.52
 Demand deposits                    3,275,608                             3,198,224
 Other liabilities                    264,851                               279,898
 Stockholders' equity               1,735,841                             1,571,228
                                   -----------                           -----------
   Total liabilities and
     stockholders' equity        $ 19,700,823                          $ 19,260,299
                                   ===========                           ===========

 Net interest
   revenue/margin                             $   385,763      4.34 %               $   391,117   4.47 %
                                                ==========                            ==========




PART II. OTHER INFORMATION

Item 5.  Other Information

 Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 that are intended to be presented at Firstar's 1999 Annual Meeting of Shareholders must be received by Firstar no later than November 13, 1998 to be included in Firstar's proxy materials for that meeting.
Further, a shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in Firstar's By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-laws, to the Secretary of Firstar not less than 50 days in advance of the third Thursday in the month of April next succeeding the last annual meeting held. If the annual meeting is held earlier than the third Thursday in April, the shareholder's notice must be received by the Secretary of Firstar by the later of a) 50 days prior to the earlier date of the annual meeting and b) 10 business days (as defined in the By-laws) after the first public announcement of the earlier date of such annual meeting. If Firstar does not receive notice of a shareholder proposal by the relevant date, then the notice will be considered untimely and Firstar is not required to present such proposal at the annual meeting. Furthermore, if the Board of Directors chooses to present at the 1999 annual meeting a proposal received after the relevant date (which date is February 24, 1999, assuming the 1999 annual meeting is held on the third Thursday in April), then the persons named in the proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

                           -17-



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits to Part 1 of Form 10-Q
               27.  Financial Data Schedule

          (b)  A Form 8-K and 8-KA both
               dated June 30, 1998 reported
               the announcement of a definitive
               agreement to merge Firstar
               Corporation and Star Banc
               Corporation.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             FIRSTAR CORPORATION


                             /s/ Jeffrey B. Weeden
                             Jeffrey B. Weeden
                             Senior Vice President-Finance and
                             Chief Financial Officer





August 12, 1998