Form 10-Q
period 1998-09-30
FIRSTAR CORP /WI/
filed 1998-11-13
CIK 37076

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER 1-2981




FIRSTAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)




      WISCONSIN                                    39-0711710
      (State of Incorporation)                     (I.R.S. EMPLOYER
                                                   Identification No.)




777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202

Telephone Number (414) 765-4321







The registrant (1) has filed all reports required to be filed by Section 13 or 15(d of the Securities Exchange Act of 1934 during the precedeing 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of October 30, 1998, 145,445,367 shares of common stock were outstanding.

FIRSTAR CORPORATION




CONTENTS

                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                            1

         Consolidated Statements of Income                      2

         Consolidated Statements of Equity                      3

         Consolidated Statements of Cash Flows                  4

         Supplemental Footnotes                                   5



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8

         Additional Financial Data                               17


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                    10

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     19

Item 6.  Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                       19


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                        September 30  December 31   September 30
(thousands of dollars)  (unaudited)                     1998          1997          1997
------------------------------------------------------  ------------  ------------  -------------

ASSETS
Cash and due from banks                               $   1,168,766 $   1,254,289 $    1,222,014
Interest-bearing deposits with banks                          5,618         5,249         24,074
Federal funds sold and resale agreements                     52,230        82,589         93,489
Trading securities                                            8,200         2,293          3,277
Securities held to maturity (market value $2,361,400
    $2,505,360 and $2,452,347 on September 30, 1998
   December 31, 1997 and September 30, 1997)              2,288,465     2,452,124      2,396,802
Securities available for sale                             1,662,245     1,707,606      1,776,912
Loans:
Commercial and industrial                                 4,071,694     3,644,721      3,647,079
Real estate                                               3,116,605     2,951,968      2,990,175
Other                                                     1,642,073     1,123,824      1,049,124
                                                        ------------  ------------  -------------
  Commercial loans                                        8,830,372     7,720,513      7,686,378

Credit card                                                 750,236       736,484        688,219
Real estate - mortgage portfolio                          1,708,251     2,150,398      2,274,837
Real estate - mortgages held for sale                       395,159       234,008        224,956
Home equity                                               1,355,609     1,271,966      1,213,265
Other                                                     1,367,586     1,455,417      1,446,162
                                                        ------------  ------------  -------------
  Consumer loans                                          5,576,841     5,848,273      5,847,439
                                                        ------------  ------------  -------------
     Total loans                                         14,407,213    13,568,786     13,533,817
     Reserve for loan losses                               (231,457)     (218,861)      (213,362)
                                                        ------------  ------------  -------------
        Loans - net                                      14,175,756    13,349,925     13,320,455

Bank premises and equipment                                 386,157       368,083        365,268
Customer acceptance liability                                 9,266         7,360         11,451
Other assets                                                931,693       614,167        556,108
                                                        ------------  ------------  -------------
     Total assets                                     $  20,688,396 $  19,843,685 $   19,769,850
                                                        ============  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                            $   3,496,318 $   3,607,659 $    3,545,857
    Interest-bearing demand                               1,620,800     1,756,520      1,562,486
    Money market accounts                                 3,455,564     2,947,683      2,766,660
    Savings passbook                                      1,260,716     1,339,038      1,374,390
    Certificates of deposit                               4,726,773     5,063,754      5,364,626
                                                        ------------  ------------  -------------
        Total deposits                                   14,560,171    14,714,654     14,614,019

Short-term borrowed funds                                 3,164,443     2,121,412      2,509,864
Long-term debt                                              855,944     1,057,151        758,579
Bank acceptances outstanding                                  9,266         7,360         11,451
Other liabilities                                           270,817       250,007        236,808
                                                        ------------  ------------  -------------
        Total liabilities                                18,860,641    18,150,584     18,130,721

Stockholders' equity:
  Preferred stock                                                 0         5,308          6,738
  Common stock                                              182,207       181,102        181,102
         Issued: September 30, 1998, 145,765,319 shares
         Issued: December 31, 1997, 144,881,896 shares
         Issued: September 30, 1997, 144,881,896 shares
  Capital surplus                                            13,567             0              0
  Retained earnings                                       1,617,921     1,484,199      1,436,873
  Treasury stock                                            (22,283)         (132)        (2,844)
         Held: September 30, 1998, 476,900 shares
         Held: December 31, 1997, 48,547 shares
         Held: September 30, 1997, 226,745 shares
   Accumulated other comprehensive income                    36,343        22,624         17,260
                                                        ------------  ------------  -------------
     Total stockholders' equity                           1,827,755     1,693,101      1,639,129
                                                        ------------  ------------  -------------
        Total liabilities and stockholders' equity    $  20,688,396 $  19,843,685 $   19,769,850
                                                        ============  ============  =============


                                                                    -1-


FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------
                                               Three Months Ended         Nine  Months Ended
                                               September 30            September 30
(thousands of dollars, except per share data)       1998        1997        1998        1997
--------------------------------------------- ----------------------- -----------------------
                                              (unaudited)
INTEREST REVENUE
Loans                                         $  294,457 $   288,683  $  864,754 $   848,749
Securities                                        60,784      64,112     187,852     191,961
Interest-bearing deposits with banks                  64         358         205         774
Federal funds sold and resale agreements             603       1,084       2,702       4,775
Trading securities                                     8          17          62         113
                                               ----------  ----------  ----------  ----------
     Total interest revenue                      355,916     354,254   1,055,575   1,046,372

INTEREST EXPENSE
Deposits                                         119,391     119,682     359,483     350,986
Short-term borrowed funds                         36,562      33,506      95,681      96,463
Long-term debt                                    14,806      13,210      48,203      37,425
                                               ----------  ----------  ----------  ----------
     Total interest expense                      170,759     166,398     503,367     484,874
                                               ----------  ----------  ----------  ----------
NET INTEREST REVENUE                             185,157     187,856     552,208     561,498
Provision for loan losses                          9,937      11,290      36,187      30,539
                                               ----------  ----------  ----------  ----------
NET INTEREST REVENUE AFTER
   LOAN LOSS PROVISION                           175,220     176,566     516,021     530,959

OTHER OPERATING REVENUE
Trust and investment management fees              49,620      44,692     140,933     127,444
Service charges on deposit accounts               25,300      23,669      76,690      68,735
Mortgage banking revenue                          21,980      13,719      66,251      32,495
Credit card revenue                               14,934      12,820      41,920      37,569
Data processing fees                               3,556       3,806      10,829      11,748
Leasing revenue                                    6,251           0       6,251           0
Securities gains                                     310          31         801       1,157
Other revenue                                     26,359      21,616      67,768      64,382
                                               ----------  ----------  ----------  ----------
     Total other operating revenue               148,310     120,353     411,443     343,530

OTHER OPERATING EXPENSE
Salaries                                          93,954      82,989     270,254     245,187
Employee benefits                                 15,897      15,616      52,383      50,500
Equipment expense                                 17,620      16,613      53,356      49,652
Net occupancy expense                             16,743      15,770      49,604      46,712
Other expense                                     60,017      52,221     163,875     149,240
                                               ----------  ----------  ----------  ----------
     Total other operating expense               204,231     183,209     589,472     541,291

INCOME BEFORE INCOME TAXES                       119,299     113,710     337,992     333,198
Provision for income taxes                        37,808      38,423     106,934     113,408
                                               ----------  ----------  ----------  ----------
NET INCOME                                    $   81,491 $    75,287  $  231,058 $   219,790
                                               ==========  ==========  ==========  ==========
Net income applicable to common stock         $   81,491 $    75,169  $  230,975 $   219,400
                                               ==========  ==========  ==========  ==========
PER COMMON SHARE
Net income                                    $     0.56 $      0.52  $     1.59 $      1.51
Net income assuming dilution                        0.55        0.51        1.57        1.49
Dividends                                           0.23        0.21        0.67        0.61

                                                     -2-

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (unaudited)

                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1996                    $        11,344 $    188,532 $     51,145 $  1,437,891
   Net income                                                                                     219,790
   Unrealized loss on securities
     available for sale
   Reclassification adjustment
     for gains realized on net
     income
   Income taxes

   Comprehensive income

   Cash dividends:
     Preferred stock, series D ($26.25 per share)                                                    (390)
     Common stock ($.61 per share)                                                                (89,030)
   Converted 9,212 shares of preferred stock
      into 395,352 shares of common stock                   (4,606)                     (518)      (2,649)
   Issued 1,040,199 shares of common stock for
      employee plans                                                                  (5,184)      (6,129)
   Retired 5,944,300 shares of common stock                              (7,430)     (45,443)    (122,610)
   Purchased 1,171,900 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at September 30, 1997                   $         6,738 $    181,102 $          0 $  1,217,083
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1996                    $        19,191 $     (4,056)$  1,704,047
   Net income                                                                        219,790
   Unrealized loss on securities
     available for sale                                     (1,813)                   (1,813)
   Reclassification adjustment
     for gains realized in net
     income                                                 (1,157)                   (1,157)
   Income taxes                                              1,039                     1,039
                                                                                  -----------
   Comprehensive income                                                              217,859

   Cash dividends:
     Preferred stock, series D ($26.25 per share)                                       (390)
     Common stock ($.61 per share)                                                   (89,030)
   Converted 9,212 shares of preferred stock
      into 395,352 shares of common stock                                 7,772           (1)
   Issued 1,040,199 shares of common stock for
      employee plans                                                     27,606       16,293
   Retired 5,944,300 shares of common stock                                   0     (175,483)
   Purchased 1,171,900 shares of treasury stock                         (34,166)     (34,166)
                                                     --------------  -----------  -----------
   Balance at September 30, 1997                   $        17,260 $     (2,844)$  1,639,129
                                                     ==============  ===========  ===========

                                                       Preferred       Common       Capital     Retained
                                                         Stock          Stock       Surplus     Earnings
                                                     --------------  -----------  -----------  -----------

   Balance at December 31, 1997                    $         5,308 $    181,102 $            $  1,484,199
   Net income                                                                                     231,058
   Unrealized gain on securities
     available for sale
   Reclassification adjustment
     for gains realized in net
     income
   Income taxes

   Comprehensive income

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                                      (83)
     Common stock ($.67 per share)                                                                (97,278)
   Converted 10,615 shares of preferred stock
      into 453,190 shares of common stock                   (5,308)         537        4,187          492
   Issued 628,435 shares of common stock for
      employee and director plans                                           568        9,380         (467)
   Purchased 626,555 shares of treasury stock
                                                     --------------  -----------  -----------  -----------
   Balance at September 30, 1998                   $             0 $    182,207 $     13,567 $  1,617,921
                                                     ==============  ===========  ===========  ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                         Income         Stock        Total
                                                     --------------  -----------  -----------

   Balance at December 31, 1997                    $        22,624 $       (132)$  1,693,101
   Net income                                                                        231,058
   Unrealized gain on securities
     available for sale                                     22,280                    22,280
   Reclassification adjustment
     for gains realized in net
     income                                                   (801)                     (801)
   Income taxes                                             (7,760)                   (7,760)
                                                                                  -----------
   Comprehensive income                                                              244,777

   Cash dividends:
     Preferred stock, series D ($8.75 per share)                                         (83)
     Common stock ($.67 per share)                                                   (97,278)
   Converted 10,615 shares of preferred stock
      into 453,190 shares of common stock                                    64          (28)
   Issued 628,435 shares of common stock for
      employee and director plans                                         6,400       15,881
   Purchased 626,555 shares of treasury stock                           (28,615)     (28,615)
                                                     --------------  -----------  -----------
   Balance at September 30, 1998                   $        36,343 $    (22,283)$  1,827,755
                                                     ==============  ===========  ===========

                                       -3-

FIRSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
                                                                            Nine Months Ended
                                                                            September 30
(thousands of dollars)                                                         1998            1997
-------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $    231,058   $     219,790
   Adjustments:
      Provision for loan losses                                                 36,187          30,539
      Depreciation, amortization, and accretion                                 59,894          45,021
      Net (increase) decrease in trading securities                             (5,907)         10,212
      Net increase in loans held for resale                                   (161,151)        (80,551)
      Loss (gain) on securities and other assets                                 1,151          (1,827)
      Deferred income taxes                                                      1,857           2,044
      Increase in other assets                                                (130,487)        (43,632)
      Increase (decrease) in other liabilities                                   7,172         (10,282)
      Other, net                                                                11,567          (6,788)
                                                                          -------------  --------------
            Net cash provided by operating activities                           51,341         164,526
Cash Flows from Investing Activities:
      Net decrease in federal funds sold and resale agreements                  30,359          99,476
      Net increase in interest-bearing deposits with banks                        (369)        (17,725)
      Sale of securities available for sale                                    191,913           1,157
      Maturities of securities available for sale                               51,768         437,319
      Maturities of securities held to maturity                                319,971         267,671
      Purchase of securities available for sale                               (214,690)       (253,352)
      Purchase of securities held to maturity                                 (157,924)       (418,056)
      Net increase in loans                                                   (190,208)       (284,116)
      Purchase of leasing company                                             (220,000)              0
      Proceeds from sales of foreclosed assets                                   4,853           9,500
      Purchases of bank premises and equipment                                 (56,193)        (51,593)
      Proceeds from sales of bank premises and equipment                           447           3,781
                                                                          -------------  --------------
            Net cash used by investing activities                             (240,073)       (205,938)
Cash Flows from Financing Activities:
      Net decrease in deposits                                                (154,483)       (600,178)
      Net increase in short-term borrowed funds                                577,061         641,258
      Proceeds from long-term debt                                              97,133         140,598
      Repayment of long-term debt                                             (298,340)        (79,213)
      Common/treasury stock repurchases                                        (28,615)       (209,649)
      Common/treasury stock issued                                               7,814          10,936
      Cash dividends                                                           (97,361)        (89,420)
                                                                          -------------  --------------
            Net cash provided (used) by financing activities                   103,209        (185,668)
Net decrease in cash and due from banks                                        (85,523)       (227,080)
Cash and due from banks at beginning of period                               1,254,289       1,449,094
                                                                          -------------  --------------
Cash and due from banks at end of period                                  $  1,168,766   $   1,222,014
                                                                          =============  ==============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                            $    507,692   $     492,012
      Income taxes                                                              77,864          88,993

Transfer to foreclosed assets from loans                                  $      6,745   $       7,017

                                                                      -4-

FIRSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FOOTNOTES (unaudited)
-------------------------------------------------------
(thousands of dollars except as otherwise indicated)

1. The financial data presented herein are unaudited, however, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Certain amounts have been reclassified in prior periods to conform to classifications used in the September 30, 1998 financial statements. Reference should be made to the financial statements contained in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

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

   In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain internal and external costs incurred in the development of internal use computer software. Firstar adopted this statement with the first quarter of 1998 financial statements and capitalized
   $1.9 million of related expenses during the first nine months of 1998.

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

2. Mergers and Acquisitions:

   In June, 1998, Firstar announced a definitive agreement to purchase Cargill Leasing Corporation for a cash payment of $220 million.
   Cargill has approximately $600 million of lease assets. The transaction was completed July 31, 1998 and was accounted for as a purchase transaction. Goodwill of$56 million was recorded with the transaction which will be amortized over a 25 year period.

   On June 30, 1998, Firstar Corporation and Star Banc Corporation signed a definitive agreement to merge through an exchange of shares.
   Under the terms of the agreement, Firstar shareholders will receive .76 shares of common stock in the combined company for each share of Firstar common stock. Shareholders of Star Banc will retain one share of common stock in the combined company for each Star
   Banc common share. The combined company will have total assets of approximately $38 billion. On October 27, 1998, shareholders of
   Star Banc and Firstar approved the merger of the two companies. The transaction was also approved by the Federal Reserve Board on October 28, 1998. The merger is expected to be completed on November 20, 1998 and will be accounted for as a pooling of interests.

   A summary of unaudited pro forma financial information giving effect to the merger with Star Banc Corporation is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.

                                                                          Years ended December 31,
                                                                    -------------------------------------
                                                                          1997         1996         1995
                                                                    -----------  -----------  -----------
                                                                     (millions of dollars, except per share)
   Total average assets                                           $     34,585 $     30,272 $     29,328
   Net interest revenue                                                  1,366        1,243        1,174
   Other operating revenue                                                 768          641          555
   Other operating expense                                               1,225        1,162        1,086
   Net income                                                              519          415          381
   Net income per share - diluted                                         2.35         1.93         1.74


3. Securities - The amortized cost and approximate market values of securities are as follows:
                                                       September 30,1998
                                                       --------------------------------------------------
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains       Losses        Value
                                                       -----------  -----------  -----------  -----------
   Securities held to maturity:
   Mortgage backed obligations of federal agencies   $    949,929 $     39,029 $        (25)$    988,933
   State and political subdivisions                     1,332,514       34,381         (412)   1,366,483
   Corporate debt                                           6,022            3          (41)       5,984
                                                       -----------  -----------  -----------  -----------
     Total                                           $  2,288,465 $     73,413 $       (478)$  2,361,400
                                                       ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies                $  1,201,663 $     53,154 $         (1)$  1,254,816
   Mortgage backed obligations of federal agencies        138,862        2,952           (2)     141,812
   State and political subdivisions                       126,142        1,561           (1)     127,702
   Equity securities                                       81,908            0            0       81,908
   Money market mutual funds                               56,007            0            0       56,007
                                                       -----------  -----------  -----------  -----------
     Total                                           $  1,604,582 $     57,667 $         (4)$  1,662,245
                                                       ===========  ===========  ===========  ===========

                                                       December 31,1997
                                                       --------------------------------------------------
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains       Losses        Value
                                                       -----------  -----------  -----------  -----------
   Securities held to maturity:
   Mortgage backed obligations of federal agencies   $  1,139,317 $     32,038 $       (779)$  1,170,576
   State and political subdivisions                     1,306,555       23,129       (1,144)   1,328,540
   Corporate debt                                           6,252            0           (8)       6,244
                                                       -----------  -----------  -----------  -----------
     Total                                           $  2,452,124 $     55,167 $     (1,931)$  2,505,360
                                                       ===========  ===========  ===========  ===========

   Securities available for sale:
   U.S. Treasury and federal agencies                $  1,425,457 $     36,175 $       (818)$  1,460,814
   Mortgage backed obligations of federal agencies        103,036          949         (149)     103,836
   State and political subdivisions                         6,146           36           (9)       6,173
   Equity securities                                       98,010            0            0       98,010
   Money market mutual funds                               38,773            0            0       38,773
                                                       -----------  -----------  -----------  -----------
     Total                                           $  1,671,422 $     37,160 $       (976)$  1,707,606
                                                       ===========  ===========  ===========  ===========

4. Nonperforming Assets and Past Due Loans are as follows:
                                                                    September 30 December 31  September 30
                                                                       1998         1997         1997
                                                                    -----------  -----------  -----------
   Nonaccrual loans:
      Commercial                                                  $     28,340 $     26,739 $     34,744
      Commercial mortgage                                               19,327       20,291       21,674
      Consumer                                                          13,425       16,828       17,653
                                                                    -----------  -----------  -----------
                                                                        61,092       63,858       74,071

   Renegotiated loans:
      Commercial mortgage                                                   43          263          272


   Foreclosed assets                                                     8,370        6,244        8,644
                                                                    -----------  -----------  -----------
        Total                                                     $     69,505 $     70,365 $     82,987
                                                                    ===========  ===========  ===========

   Nonperforming assets as a percent of:
     Loans and foreclosed assets                                    .48        % .52        % .61        %
     Total assets                                                   .34          .35          .42


   Loans past due 90 days and still accruing
      Commercial                                                  $     27,583 $     21,774 $     46,646
      Commercial mortgage                                               19,647       15,626       28,130
      Consumer                                                          17,235       20,228       21,073
                                                                    -----------  -----------  -----------
      Total                                                       $     64,465 $     57,628 $     95,849
                                                                    ===========  ===========  ===========

5. Reserve for Loan Losses - An analysis of the reserve for loan losses is as follows:
                                                          Three Months Ended         Nine Months Ended
                                                       September 30              September 30
                                                       ------------------------  ------------------------
                                                          1998         1997         1998         1997
                                                       -----------  -----------  -----------  -----------
   Balance - beginning of period                    $     218,903 $    213,763 $    218,861 $    213,138
   Acquired reserve                                        12,671            0       12,671            0
   Provision for loan losses                                9,937       11,290       36,187       30,539
   Loan recoveries                                          7,105        6,316       24,087       16,244
   Loan charge-offs                                       (17,159)     (18,007)     (60,349)     (46,559)
                                                       -----------  -----------  -----------  -----------
   Balance - end of period                          $     231,457 $    213,362 $    231,457 $    213,362
                                                       ===========  ===========  ===========  ===========

   Net charge-offs to average loans                    .29        % .35        % .35        % .31        %
   Reserve to period-end loans                                                   1.61         1.58

6. Net Income Per Common Share - Basic and diluted earnings per share of Firstar was calculated as follows:

                                                         Three Months Ended         Nine Months Ended
                                                       September 30              September 30
                                                       ------------------------  ------------------------
                                                          1998         1997         1998         1997
                                                       -----------  -----------  -----------  -----------
   Basic:
   Net income                                       $      81,491 $     75,287 $    231,058 $    219,790
   Less preferred dividends                                     0          118           83          390
                                                       -----------  -----------  -----------  -----------
   Net income applicable to common stock            $      81,491 $     75,169 $    230,975 $    219,400
   Average common shares outstanding                      145,502      144,611      145,245      145,265
     Net income per common share- basic             $        0.56 $       0.52 $       1.59 $       1.51

   Diluted:
   Net income                                       $      81,491 $     75,287 $    231,058 $    219,790
   Average common shares outstanding                      145,502      144,611      145,245      145,265
   Options and stock plans                                  1,815        1,603        1,637        1,479
   Preferred stock                                              0          578          236          639
                                                       -----------  -----------  -----------  -----------
   Average common shares outstanding- diluted             147,317      146,792      147,118      147,383
     Net income per common share- diluted           $        0.55 $       0.51 $       1.57 $       1.49


7. Mortgage Servicing Rights - The fair value of capitalized mortgage servicing rights was $34.1 million on September 30, 1998.  Firstar serviced $3.6 billion of mortgage loans for other investors as of September 30, 1998. Changes in capitalized mortgage servicing are summarized as follows:



                                                                 Nine Months Ended
                                                                    September 30
                                                                    -----------
                                                                          1998
                                                                    -----------
   Balance - beginning of period                                        16,180
   Servicing rights capitalized                                         53,754
   Amortization of servicing rights                                     (2,870)
   Sales of servicing rights                                           (40,371)
                                                                    -----------
   Balance - end of period                                              26,693
                                                                    ===========

8. Stock Based Compensation Plans - The following table summarizes stock option activity for the nine months ended September 30, 1998:
                                                                                 Weight-Avg
                                                                     Number of    Exercise
                                                                      Shares        Price
                                                                    -----------  -----------
   Options outstanding at December 31, 1997                          5,065,089 $      19.04
   Granted                                                           1,394,650        38.90
   Exercised                                                          (589,709)       13.25
   Forfeited                                                           (92,800)       24.41
                                                                    -----------
   Options outstanding at September 30, 1998                         5,777,230        21.85
                                                                    ===========

   Options excercisable on September 30, 1998 were 2,411,202. All options will become excercisable upon the merger with Star Banc Corporation.






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

Financial Discussion - Income Statement

  Firstar Corporation's net income for the third quarter of 1998 was $81.5 million, or $.55 per common share, on a diluted basis, up from the $75.3 million, or $.51 per common share, for the same period last year. This represented a 8.2% increase in net income and a 7.8% increase in earnings per share. Return on common equity was 18.07% for the quarter, compared with 18.51% for the same period last year, while return on average assets was 1.61% compared to 1.54% during the third quarter of last year.



  Net income for the first nine months of 1998 was $231.1
million, or $1.57 per diluted common share, up from the $219.8 million, or $1.49 per diluted common share, for the same period last year. This represented a 5.1% increase in net income and a 5.4% increase in earnings per share. Return on common equity was 17.64% for the first nine months of the year, compared with 18.57% for the same period last year, while return on average assets was 1.56% compared to 1.52% during the first nine months of last year.


Table 1 shows the components of net income and the net interest margin.



Table 1.  Condensed income statements - taxable equivalent basis
                                                    Three Months Ended                     Nine Months Ended
                                                          September 30                        September 30
                                                ----------------------------------  -------------------------------
                                                   1998        1997       Change      1998       1997      Change
                                                ----------  ----------  ----------  ---------  ---------  ---------
                                                (millions of dollars)               (millions of dollars)
Interest revenue                              $     355.9 $     354.3 $       1.6 $  1,055.6 $  1,046.4 $      9.2
Taxable-equivalent adjustment                        10.1         9.1         1.0       28.8       26.6        2.2
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Interest revenue - taxable-equivalent             366.0       363.4         2.6    1,084.4    1,073.0       11.4
Interest  expense                                   170.8       166.4         4.4      503.4      484.9       18.5
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Net  interest  revenue - taxable-equivalent       195.2       197.0        (1.8)     581.0      588.1       (7.1)
Provision for loan losses                             9.9        11.3        (1.4)      36.2       30.5        5.7
Other operating revenue                             148.3       120.3        28.0      411.5      343.5       68.0
Other operating expense                             204.2       183.2        21.0      589.5      541.3       48.2
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Income before income taxes                        129.4       122.8         6.6      366.8      359.8        7.0
Provision for income taxes                           37.8        38.4        (0.6)     106.9      113.4       (6.5)
Taxable-equivalent adjustment                        10.1         9.1         1.0       28.8       26.6        2.2
                                                ----------  ----------  ----------  ---------  ---------  ---------
Net income                                    $      81.5 $      75.3 $       6.2 $    231.1 $    219.8 $     11.3
                                                ==========  ==========  ==========  =========  =========  =========

Yield on earning assets                              8.08 %      8.20 %     (0.12)%     8.09 %     8.15 %    (0.06)%
Cost of interest-bearing liabilities                 4.59        4.61       (0.02)      4.63       4.55       0.08
                                                ----------  ----------  ----------  ---------  ---------  ---------
Interest spread                                      3.49        3.59       (0.10)      3.46       3.60      (0.14)
Impact of interest-free funds                        0.83        0.86       (0.03)      0.87       0.87       0.00
                                                ----------  ----------  ----------  ---------  ---------  ---------
  Net interest margin                                4.32 %      4.45 %     (0.13)%     4.33 %     4.47 %    (0.14)%
                                                ==========  ==========  ==========  =========  =========  =========

  Net interest revenue during the first nine months of 1998, on a taxable equivalent basis, was $581.0 million, a $7.1 million, or 1.2%, decrease from the level experienced in the same period last year. The net interest margin was 4.33% during the first nine months of 1998 compared to 4.47% a year earlier. The competition for loans and deposits along with the flat yield curve have placed pressure on the margin and net interest revenue.



  Table 2 shows the components of interest revenue and expense along with changes related to volumes and rates. Total interest revenue on a taxable-equivalent basis increased by $11.4 million to $1,084.4 million during the first nine months of 1998 compared to the same period last year. Loan income rose by $15.8 million due to higher average commercial loan balances partially offset by lower consumer loan balances and reduced yields on both commercial and consumer loans. Securities revenue decreased by $1.7 million with lower average balances being partially offset by higher yields. Short-term investment revenue was lower due to reduced balances.



  Total interest expense was $503.4 million during the first nine months of 1998, an increase of $18.5 million from the same period last year. Interest rates on liabilities increased to 4.63% in 1998 from 4.55% in 1997. Interest expense on total deposits increased $8.5 million in the first nine months of 1998 compared to the same period last year due to higher deposit levels and a change in mix of deposits from lower cost savings passbook to higher cost money market savings accounts and market competitive certificates of deposit. Interest expense on short-term borrowed funds decreased $782 thousand due to a shift from short-term borrowing to long-term debt. Interest expense on long-term debt increased $10.8 million due to additional balances. This shift between short-term and long-term debt was done to better match long-term assets and maintain the company's interest rate risk profile within established guidelines.


Table 2.  Analysis of interest revenue and expense

                                                    Nine Months Ended September 30
                                  ---------------------------------------------------------------
                                        Interest               Total       Due to
                                  ------------------------               ------------------------
                                     1998         1997        Change       Volume        Rate
                                  -----------  -----------  -----------  -----------  -----------
                                                          (thousands of dollars)
Interest-bearing deposits
  with banks                    $        205 $        774 $       (569)$       (569)$          0
Federal funds sold and
  resale agreements                    2,702        4,775       (2,073)      (2,262)         189
Trading securities                        62          115          (53)         (53)           0
Securities                           211,593      213,253       (1,660)      (3,707)       2,047
Commercial loans                     495,687      471,855       23,832       35,556      (11,724)
Consumer loans                       374,111      382,175       (8,064)      (6,901)      (1,163)
                                  -----------  -----------  -----------
  Total loans                        869,798      854,030       15,768       29,862      (14,094)
                                  -----------  -----------  -----------
  Total interest revenue           1,084,360    1,072,947       11,413       20,069       (8,656)

Interest-bearing demand               20,481       18,259        2,222          852        1,370
Money market accounts                108,516       86,815       21,701       15,025        6,676
Savings passbook                      22,054       25,365       (3,311)      (2,629)        (682)
Certificates of deposit              208,432      220,547      (12,115)     (13,977)       1,862
                                  -----------  -----------  -----------
  Total deposits                     359,483      350,986        8,497        2,196        6,301
Short-term borrowed funds             95,681       96,463         (782)      (2,157)       1,375
Long-term debt                        48,203       37,425       10,778       14,212       (3,434)
                                  -----------  -----------  -----------
  Total interest expense             503,367      484,874       18,493        9,812        8,681
                                  -----------  -----------  -----------
  Net interest revenue          $    580,993 $    588,073 $     (7,080)      10,933      (18,013)
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

  Firstar's primary purpose is to manage exposure to risks associated with interest rate movements and provide for acceptable and predictable results. Firstar utilizes an investment portfolio and to a lesser extent, off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The components of interest rate risk which are actively measured and managed include: repricing risk, basis risk, option risk and the risk of non-parallel shifts in the yield curve.

  An earnings simulation model forecasts earnings over each of the next two years under a variety of scenarios that incorporate changes in the shape of the yield curve, changes in interest rate relationships, changes in the direction of rates, and changes in the mix and levels of balance sheet accounts. Management evaluates the effects on income of these various rate scenarios against earnings in a base rate environment. The most recent earnings simulation projects net income would increase by approximately 5.6% of base rate net income if rates gradually fall by 150 basis points over the next year. It projects a decrease of approximately 4.2% if rates rise gradually by 150
basis points.   The 5.6% increase under the gradually falling
rate enviroment was slightly in excess of the 5% policy guidelines established by ALCO. However, given the direction of interest rates, ALCO made the decision not to change this position.

  The provision for loan losses increased to $36.2 million in the first nine months of 1998, from $30.5 million in the same period last year due to increased net charge-offs. Net loan charge-offs for the first nine months of 1998 were $36.3 million or .35% of average outstanding loans, compared with $30.3 million or .31% for the same period in 1997. The reserve for loan losses represented 1.61% of total loans at September 30, 1998 and 1.58% of total loans at September 30,1997.

Net charge-offs on consumer loans were .69% in the third quarter and .72% for the first nine months of 1998. This was an increase from .59% in the comparable quarter of 1997 and from
 .63% the first nine months of 1997. Increased credit card net charge-offs were incurred during 1998. Net credit card charge-offs were 3.91% for the first nine months of 1998, compared to 3.54% for the same period one year ago. These levels are well below industry averages for credit card net charge-offs. Commercial loan net charge-offs were .02% in the current quarter and .09% for the first nine months of 1998.
This compares to a commercial loan net charge-off level of .05% for the first nine months of 1997.



Total nonperforming assets were $69.5 million, or .48% of total loans and foreclosed assets on September 30, 1998. This represents a reduction in nonperforming assets of $13.5 million from one year ago and an increase of $3.5 million from June 30, 1998. The increase from June 30, 1998 was due to the acquisition of a leasing company.

Table 3. Net loan charge-offs

                                 Quarter ended           Year to Date
                             ----------------------  ----------------------
                             9-30-98     9-30-97     9-30-98     9-30-97
                             ----------  ----------  ----------  ----------
                                        (thousands of dollars)
Loan charge-offs
  Commercial               $     1,460 $     4,111 $    15,521 $     7,057
  Commercial mortgage            1,402         520       2,143       1,011
  Consumer                       5,522       5,310      16,204      15,258
  Consumer mortgage                197         169         596         354
  Credit card                    8,578       7,897      25,885      22,879
                             ----------  ----------  ----------  ----------
    Total charge-offs           17,159      18,007      60,349      46,559

Loan recoveries
  Commercial                     2,276       1,006      10,663       2,908
  Commercial mortgage              258         599       1,387       2,104
  Consumer                       2,658       2,976       6,891       5,692
  Consumer mortgage                  3          10         195          62
  Credit card                    1,910       1,725       4,951       5,478
                             ----------  ----------  ----------  ----------
    Total recoveries             7,105       6,316      24,087      16,244

Net charge-offs
  Commercial                      (816)      3,105       4,858       4,149
  Commercial mortgage            1,144         (79)        756      (1,093)
  Consumer                       2,864       2,334       9,313       9,566
  Consumer mortgage                194         159         401         292
  Credit card                    6,668       6,172      20,934      17,401
                             ----------  ----------  ----------  ----------
Total net charge-offs      $    10,054 $    11,691 $    36,262 $    30,315
                             ==========  ==========  ==========  ==========
Net charge-offs as a % of
  Commercial                     (0.06)%      0.27 %      0.13 %      0.12 %
  Commercial mortgage             0.15       (0.01)       0.03       (0.05)
    Total commercial loans        0.02        0.16        0.09        0.05
  Consumer                        0.42        0.35        0.46        0.50
  Consumer mortgage               0.04        0.03        0.02        0.02
  Credit card                     3.62        3.66        3.91        3.54
    Total consumer loans          0.69        0.59        0.72        0.63
    Total loans                   0.29        0.35        0.35        0.31

  Other operating revenue, excluding securities gains and losses, increased by 19.9% over the first nine months of 1997 to $410.6 million. Other operating revenue represents 41.4% of total taxable equivalent revenue for the first nine months of 1998 compared to 36.8% for the same period one year ago. Table 4 shows the composition of other operating revenue.



Table 4.  Other operating revenue
                                                Three Months Ended                 Nine Months Ended
                                                     September 30                      September 30
                                          ----------------------------------  ----------------------------------
                                             1998        1997       Change       1997        1996       Change
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (thousands of dollars)              (thousands of dollars)
Trust and investment management fees    $    49,620 $    44,692        11.0 %   140,933 $   127,444        10.6 %
Service charges on deposit accounts          25,300      23,669         6.9      76,690      68,735        11.6

     Mortgage origination                    18,767      10,647        76.3      52,421      22,971       128.2
     Mortgage servicing                       3,213       3,072         4.6      13,830       9,524        45.2
                                          ----------  ----------              ----------  ----------
Mortgage banking revenue                     21,980      13,719        60.2      66,251      32,495       103.9

Credit card service revenue                  14,934      12,820        16.5      41,920      37,569        11.6
Data processing fees                          3,556       3,806        (6.6)     10,829      11,748        (7.8)
Insurance revenue                             3,559       2,479        43.6      10,570       8,332        26.9
Brokerage revenue                             3,389       2,817        20.3       9,888       8,259        19.7
ATM fees                                      2,857       1,868        52.9       7,534       4,349        73.2
Merchant fees                                 2,442       6,165       (60.4)      6,388      16,680       (61.7)
Leasing revenue                               6,251           0                   6,251           0
International fees                            1,818       1,721         5.6       4,999       4,566         9.5
Bank owned life insurance                     2,248          49                   4,699         359
Safe deposit fees                               976       1,107       (11.8)      3,133       3,583       (12.6)
Foreign exchange gains                          994         659        50.8       2,432       2,308         5.4
Trading securities gains                        217         197        10.2         653         923       (29.3)
Other                                         7,859       4,554        72.6      17,472      15,023        16.3
                                          ----------  ----------              ----------  ----------
  Subtotal                                  148,000     120,322        23.0     410,642     342,373        19.9
Securities gains                                310          31                     801       1,157
                                          ----------  ----------              ----------  ----------
  Total                                 $   148,310 $   120,353        23.2 %   411,443 $   343,530        19.8 %
                                          ==========  ==========              ==========  ==========

  Trust and investment management fees are the single largest source of fee revenue, contributing $140.9 million, or 34.3%, of other operating revenue. This level represents a 10.6% growth in revenue during the first nine months of 1998 compared to the same period last year. Trust and investment assets under management were $26.8 billion on September 30, 1998, compared with $27.3 billion at June 30, 1998 and $25.1 billion a year earlier. Additionally, assets held in custody accounts were $88.6 billion on both September 30, 1998 and June 30, 1998 compared with $91.2 billion at September 30, 1997. The increased volatility of equity markets and interest rates has had a significant effect on trust and investment management fees and future revenue levels could likewise be influenced by these factors.

  Revenue from service charges on deposit accounts are the second largest source of fee revenue at $76.7 million for the first nine months of 1998. This level represented a 11.6% increase from the same period one year ago and was primarily the result of increased commercial cash management revenues.

  Revenue from mortgage loan originations activity for the first nine months of this year increased 128.2%. The lower interest rates currently available to borrowers has significantly increased mortgage volumes. Mortgage loan closings were $3.0 billion in the first nine months of 1998, compared to $1.3 billion during the comparable period of 1997. Mortgage loan servicing revenues increased by 45.2% from the year earlier level due to $4.0 million in gains on the sale of servicing rights this year. Excluding these gains, revenue from mortgage servicing remained flat. The company sold mortgage servicing rights as part of its risk management of the servicing portfolio. Mortgage loans serviced for others were $3.6 billion on September 30, 1998.

  Credit card revenues, excluding merchant processing revenue, totaled $41.9 million during the first nine months of 1998. This level represented a 11.6% increase over the same period last year. In the fourth quarter of 1997, Firstar formed a joint venture with Nova Information Systems Inc. to provide credit card processing services to merchants. Merchant processing revenue decreased 61.7% over a year earlier due to the transfer of this activity to the joint venture.

  Leasing revenue includes rental income on operating leases and residual value gains from the operations of a leasing company acquired in the third quarter of 1998.

  The remaining sources of other operating revenue were derived from a wide range of services and aggregated $72.2 million, an increase of 21.4% over the first nine months of 1997.

  Other operating expense rose by 8.9% over the first nine
months of 1997 to a level of $589.5 million.   Personnel costs
increased by 9.1% from the same period last year. Nonpersonnel expense increased by 8.6%. The detail of other operating expense is shown in Table 5.

  Personnel costs increased by 9.1%, reflecting higher commissions paid to mortgage banking personnel due to the increased sales volume, normal salary increases for all employees, and increased contract programming costs due in part to the Year 2000 project. Employee benefit expense has increased due to higher pension costs and payroll taxes.
Full-time equivalent personnel headcount was 8,044 on September
30, 1998, compared with 7,901 one year earlier.

  Equipment expense increased by $3.7 million, or 7.5%, primarily as a result of equipment upgrades and higher maintenance charges. Net occupancy expense rose by $2.9 million or 6.2%. As of the end of 1997, all deferred gains from the sale of a building in 1988 had been amortized. This amortization reduced occupancy expense in the first nine months of 1997 by $5.1 million. Information processing expense rose by 12.5% due to increased volumes in the mutual funds processing area and the outsourcing of payroll processing to a third party provider. Amortization of intangibles rose by $2.2 million or 17.1%, due to the amortization of the goodwill associated with the leasing company acquisition in the third quarter and higher mortgage servicing rights. Processing losses increased $1.2 million or 16.6%. Leasing expense is associated with the recently acquired leasing company. All other operating expenses totaled $117.9 million, an increase of $6.0 or 5.4%, this included a $4.5 million lawsuit settlement in the third quarter of 1998.


Table 5.  Other operating expense
                                            Three Months Ended                    Nine Months Ended
                                               September 30                          September 30
                                       ----------------------------------    ----------------------------------
                                          1998        1997       Change         1998        1997       Change
                                       ----------  ----------  ----------    ----------  ----------  ----------
                                       (thousands of dollars)                (thousands of dollars)
Salaries                             $    93,954 $    82,989        13.2 %  $  270,254 $   245,187        10.2 %
Employee benefits                         15,897      15,616         1.8        52,383      50,500         3.7
                                       ----------  ----------                ----------  ----------
  Total personnel expense                109,851      98,605        11.4       322,637     295,687         9.1

Equipment expense                         17,620      16,613         6.1        53,356      49,652         7.5
Net occupancy expense                     16,743      15,770         6.2        49,604      46,712         6.2
Professional fees                          8,801       6,970        26.3        23,177      22,117         4.8
Business development                       5,885       6,977       (15.7)       21,301      21,673        (1.7)
Information processing expense             6,779       6,398         6.0        19,354      17,203        12.5
Amortization of intangibles                5,450       4,375        24.6        15,219      12,999        17.1
Stationery and supplies                    4,665       5,466       (14.7)       14,549      16,372       (11.1)
Delivery                                   4,741       5,192        (8.7)       14,128      14,834        (4.8)
Processing and other losses                3,320       3,662        (9.3)        8,331       7,148        16.6
Employee education/recruiting              2,000       2,511       (20.4)        6,892       6,486         6.3
Wire communication                         2,192       2,495       (12.1)        6,644       7,510       (11.5)
Bank processing fees                       2,246       1,987        13.0         6,630       5,170        28.2
Leasing expense                            3,107           0                     3,107           0
Credit card assessment fees                  926       1,455       (36.4)        2,607       4,264       (38.9)
Insurance                                    709         559        26.8         1,667         933        78.7
Net foreclosed assets expense(income)        226         (86)                      651        (145)
Other                                      8,970       4,260       110.6        19,618      12,676        54.8
                                       ----------  ----------                ----------  ----------
  Total nonpersonnel expense              94,380      84,604        11.6       266,835     245,604         8.6
                                       ----------  ----------                ----------  ----------
  Total other operating expense      $   204,231 $   183,209        11.5 %  $  589,472 $   541,291         8.9 %
                                       ==========  ==========                ==========  ==========



  Income tax expense was $106.9 million in the first nine months of 1998 compared to $113.4 million in the same period last year.
 The effective tax rate was 31.6 % in 1998 compared to 34.0% in 1997. The implementation of various tax planning strategies has reduced the effective tax rate.

Year 2000 Project

  Firstar is implementing programs to address the Year 2000 computer issues. These Year 2000 computer issues arose because many computer applications will not properly recognize the date change from December 31, 1999 to January 1, 2000, potentially creating erroneous data, miscalculations and other operational problems. Firstar established its Year 2000 project in 1996 to analyze and plan for the Year 2000 transition. This project includes analyzing the impact of the Year 2000 on Firstars' mainframe and computer hardware and software; on non-information technology such as vaults, security systems, and individually developed applications; and on its customers and other third parties with which Firstar conducts business.



  The project plan for Firstar's core business applications has four broad phases: Assessment/Planning, Code Renovation, Regression Testing and Year 2000 Testing. The phases follow the Year 2000 recommendation of the Federal Banking regulators who are also conducting special examinations of F.D.I.C. insured banks to determine the adequacy of Year 2000 preparation. The assessment/planning phase, code renovation phase, and regression testing are completed for all mission critical applications. Year 2000 testing of the new code is 85% completed and will be essentially 100% complete by December 31, 1998. Firstar has not identified any systems or products which will not be made Year 2000 ready.



  Non-information technology systems are following a similar planning and testing procedure. Planning has been completed for all applications and code renovation is 90% complete. Over 60% of these applications are currently Year 2000 ready.

  Firstar also has Year 2000 business risk from its customers, vendors, counterparties, government agencies and other parties with which it conducts business. Firstar has identified these relationships where the loss exposure exceeds $2.5 million. These third parties are being contacted by Firstar to determine their efforts in resolving their Year 2000 issues. With respect to loan customers, Firstar is including Year 2000 compliance as part of its credit risk analysis.

  Firstar expects that it will be fully Year 2000 compliant for all applications within its control. The successful Year 2000 efforts of third parties cannot be assumed. Their failure to implement the needed Year 2000 corrections could result in business disruption and added cost to Firstar. Where appropriate, Firstar will develop contingency plans for all critical applications.

  Firstar expects that the total cost of its Year 2000 readiness program will approximate $20 million. Approximately $12 million has been expensed during 1997 and through the first nine months of 1998. No material information technology projects have been deferred as a result of these Year 2000 projects.

Financial Discussion - Balance Sheet

  Total assets on September 30, 1998 were $20.7 billion, up $845 million from December 31, 1997 and up $919 million from a year earlier. Earning assets totaled $18.4 billion, up $605 million from December 31, 1997 and $596 million from a year earlier.

  Average loans totaled $13.7 billion during the first nine months of 1998, an increase of $469 million, or 3.5% from a year earlier.



  Commercial loans averaged $8.1 billion during the first nine month of 1998, up 7.7% from a year earlier. Excluding the effect of the loans added through the purchase of a leasing company in the third quarter of this year, commercial loans increased 6.3% from one year ago.



  Consumer loans, excluding residential mortgages, averaged $3.4 billion, an increase of $189 million, or 5.8% over the first nine months of 1997. Good growth has occurred in home equity loans and credit card loans, which are up 11.7% and 8.8% respectively, from the same period one year ago. Reductions in direct installment debt and other areas of consumer lending have been seen as customers are converting and consolidating their debt to home equity or secondary market mortgage products.

  Residential mortgage loans, exclusive of loans held for sale, declined by 21.6% on average from the first nine months of 1997.
 The reduction was attributable to the normal loan amortization and prepayments partially offset by the placement in the portfolio of some shorter term variable rate mortgages. Lower interest rates experienced in the last half of 1997 and continuing into the first nine months of 1998 along with a flat yield curve, have increased the prepayment rate on portfolio mortgages during this same time period. Firstar's primary strategy in this area has been to originate and sell mortgages into the secondary market thereby reducing the amount of portfolio mortgages held on the balance sheet.



  Total securities, including both those designated as available for sale and those held to maturity averaged $4.1 billion during the first nine months of 1998, compared with $4.2 billion from a year earlier. Firstar's strategy in this area is to reduce the size of the investment portfolio and redeploy the funds into loans.



  Funding sources, consisting of deposits and borrowed funds, averaged $17.8 billion during the first nine months of 1998. Total deposits averaged $14.4 billion, an increase of 1.1% from a year ago. The change in the mix of deposits is reflected in the 10.6% reduction in average passbook deposit levels and the 4.5% reduction of certificates of deposit. Money market deposit accounts have increased by 16.4% during the same period as consumers have moved money from passbook savings and certificates of deposit. Increased competition for consumer deposits and continued consumer sensitivity to interest rates and other uses of funds, such as investments in equity markets, have limited Firstar's deposit growth.

  Borrowed funds averaged $3.4 billion during the first nine months of 1998, up $217 million from a year earlier. Firstar Bank Milwaukee, N.A., a wholly owned subsidiary of the Company, issued $250 million of long-term senior bank notes in December 1997. On September 1, 1998, Firstar redeemed all of its outstanding $100 million 7.15% subordinated notes due September 1, 2000.

  Stockholders' equity totaled $1,828 million at September 30, 1998, a increase of $135 million from December 31, 1997. Firstar's capital management plan strives to match longer term
capital needs with maintaining sound capital levels.   Firstar's
tier 1 leverage ratio was 8.66% at September 30, 1998. On June 30, 1998, the Board of Directors rescinded the January 16, 1997 authorization to repurchase up to 12 million shares of Firstar common stock for retirement.

  The board of directors declared a quarterly dividend to common stockholders of $.23 per share. The dividend is payable
November 15 to shareholders of record on October 26.


Table 6.  Capital components and ratios
                                                                         September 30  December 31   September 30
                                                                         1998          1997          1997
                                                                         ------------  ------------  ------------
                                                                         (thousands of dollars)
Risk-based capital:
  Stockholders' equity                                                 $   1,827,755 $   1,693,101 $   1,639,129
  Trust capital securities                                                   150,000       150,000       150,000
  Unrealized gains on securities available for sale                          (36,343)      (22,624)      (17,260)
  Minority interest in subsidiaries                                            3,503         2,913         2,798
  Less disallowed intangibles                                               (227,086)     (188,466)     (191,507)
                                                                         ------------  ------------  ------------
    Total Tier I capital                                                   1,717,829     1,634,924     1,583,160

Allowable reserve for loan losses                                            209,622       200,438       185,789
Allowable long-term debt                                                           0        40,000        40,000
                                                                         ------------  ------------  ------------
    Total Tier II capital                                                    209,622       240,438       225,789
                                                                         ------------  ------------  ------------
    Total capital                                                      $   1,927,451 $   1,875,362 $   1,808,949
                                                                         ============  ============  ============

Risk-adjusted assets                                                   $  16,747,901 $  16,016,627 $  14,835,573

Tier I capital to risk-adjusted assets                                         10.26 %       10.21 %       10.67 %
Total capital to risk-adjusted assets                                          11.51         11.71         12.19
Tier I leverage ratio                                                           8.66          8.50          8.28



FIRSTAR CORPORATION AND SUBSIDIARIES

ADDITIONAL FINANCIAL DATA (unaudited)
-----------------------------------------------------------------------------------------
Selected Financial Data
(thousands of dollars, except per share)
                                           Quarter ended           Nine Months ended
                                           September 30            September 30
                                         ----------------------  ------------------------
                                             1998       1997         1998       1997
                                         ----------------------  ------------------------
Earnings and Dividends
Net income                               $   81,491 $   75,287   $  231,058 $  219,790
Per common share:
  Net income                                   0.56       0.52         1.59       1.51
  Net income assuming dilution                 0.55       0.51         1.57       1.49
  Dividends                                    0.23       0.21         0.67       0.61
  Stockholders' equity                                                12.58      11.28

Performance Ratios
Return on average assets                       1.61 %     1.54 %       1.56 %     1.52 %
Return on average common equity               18.07      18.51        17.64      18.57
Dividend payout ratio                         41.07      40.38        42.14      40.40
Equity to assets                                                       8.83       8.29
Net loan charge-offs as a percentage
  of average loans                             0.29       0.35         0.35       0.31
Nonperforming assets as a
  percentage of loans and foreclosed
  assets                                                               0.48       0.61
Net interest margin                            4.32       4.45         4.33       4.47
Efficiency ratio                              59.50      57.74        59.44      58.18
Fee revenue as a percentage
  of revenue                                  43.12      37.92        41.41      36.80

Statistical Data
Full-time equivalent staff (at quarter end)                           8,044      7,901
Average common shares
  outstanding (000's)                       145,502    144,611      145,245    145,265
Average common shares
  outstanding- assuming dilution (000's)    147,317    146,792      147,118    147,383
Actual common shares
  outstanding at quarter end (000's)                                145,288    144,655

Stock Price Information
High                                     $   53.875 $   38.000   $   53.875 $   38.000
Low                                          38.250     30.625       32.750     25.563
Close                                        50.625     36.250       50.625     36.250
                  -17-


 FIRSTAR CORPORATION AND SUBSIDIARIES

 ADDITIONAL FINANCIAL DATA (Unaudited)
 --------------------------------------------------------------------------------------------------------
 Consolidated Average Balance Sheets, Net Interest Revenue and Rate Analysis
 (Thousands of Dollars)

                                                                      Quarter ended September 30
                                 ------------------------------------------------------------------------
                                                   1998                                  1997
                                 ------------------------------------- ----------------------------------
                                   Average                 Average       Average                 Average
                                   Balance      Interest   Rate          Balance      Interest   Rate
                                 ------------------------------------- ----------------------------------
 Assets
 Interest-bearing deposits
  with banks                     $      4,495 $        64      5.65 %  $     22,039 $       358   6.44 %
 Federal funds sold and
  resale agreements                    42,297         603      5.66          76,183       1,084   5.65
 Trading securities                     1,181           8      2.69           1,166          17   5.78
 Securities:
   Taxable                          2,569,168      43,652      6.77       2,913,070      49,163   6.72
   Nontaxable                       1,453,094      25,483      7.01       1,242,398      22,279   7.17
                                   -----------  ----------               -----------  ----------
  Total securities                  4,022,262      69,135      6.85       4,155,468      71,442   6.86
 Loans:
   Commercial                       8,358,972     172,935      8.21       7,542,064     161,098   8.48
   Residential mortgage portfolio   1,752,906      32,524      7.42       2,332,315      44,585   7.65
   Residential mortgage-held for sa   363,527       6,441      7.09         178,296       3,293   7.39
   Consumer                         3,462,404      84,279      9.66       3,305,305      81,477   9.78
                                   -----------  ----------               -----------  ----------
   Total loans                     13,937,809     296,179      8.44      13,357,980     290,453   8.64
                                   -----------  ----------               -----------  ----------
   Interest earning assets         18,008,044     365,989      8.08      17,612,836     363,354   8.20
 Reserve for loan losses             (225,343)                             (212,240)
 Cash and due from banks            1,036,434                               987,953
 Other assets                       1,248,277                               968,282
                                   -----------                           -----------
   Total assets                  $ 20,067,412                          $ 19,356,831
                                   ===========                           ===========

 Liabilities and
   Stockholders' Equity

 Interest-bearing demand         $  1,642,601 $     6,506      1.57 %  $  1,599,625 $     6,493   1.61 %
 Money market accounts              3,361,948      38,450      4.54       2,767,882      30,317   4.35
 Savings passbook                   1,287,634       7,143      2.20       1,416,480       8,078   2.26
 Certificates of deposit            4,877,949      67,292      5.47       5,306,137      74,794   5.59
 Short-term borrowed funds          2,676,022      36,562      5.42       2,495,752      33,506   5.33
 Long-term debt                       923,313      14,806      6.41         755,803      13,210   6.99
                                   -----------  ----------               -----------  ----------
   Interest-bearing liabilities    14,769,467     170,759      4.59      14,341,679     166,398   4.61
 Demand deposits                    3,244,151                             3,127,312
 Other liabilities                    264,768                               269,855
 Stockholders' equity               1,789,026                             1,617,985
                                   -----------                           -----------
   Total liabilities and
     stockholders' equity        $ 20,067,412                          $ 19,356,831
                                   ===========                           ===========
 Net interest
   revenue/margin                             $   195,230      4.32 %               $   196,956   4.45 %
                                                ==========                            ==========





                                                                      Nine months ended September 30
                                 ------------------------------------- ----------------------------------
                                                   1998                                  1997
                                   ----------------------------------- ----------------------------------
                                   Average                 Average       Average                 Average
                                   Balance      Interest   Rate          Balance      Interest   Rate
                                 ------------------------------------- ----------------------------------
 Assets
 Interest-bearing deposits
  with banks                     $      4,391 $       205      6.24 %  $     15,895 $       774   6.51 %
 Federal funds sold and
  resale agreements                    64,629       2,702      5.59         118,911       4,775   5.37
 Trading securities                     2,403          62      3.45           2,514         115   6.12
 Securities:
   Taxable                          2,743,359     139,123      6.77       2,989,068     149,019   6.66
   Nontaxable                       1,368,642      72,470      7.06       1,195,214      64,234   7.17
                                   -----------  ----------               -----------  ----------
   Total securities                 4,112,001     211,593      6.87       4,184,282     213,253   6.80
 Loans:
   Commercial                       8,045,728     495,687      8.24       7,472,054     471,855   8.44
   Residential mortgage portfolio   1,892,793     106,230      7.48       2,413,627     138,357   7.64
   Residential mortgage-held for sa   361,566      19,060      7.03         134,850       7,413   7.33
   Consumer                         3,428,964     248,821      9.70       3,239,630     236,405   9.76
                                   -----------  ----------               -----------  ----------
   Total loans                     13,729,051     869,798      8.47      13,260,161     854,030   8.61
                                   -----------  ----------               -----------  ----------
   Interest earning assets         17,912,475   1,084,360      8.09      17,581,763   1,072,947   8.15
 Reserve for loan losses             (219,862)                             (212,559)
 Cash and due from banks            1,049,612                               991,823
 Other assets                       1,082,137                               931,803
                                   -----------                           -----------
   Total assets                  $ 19,824,362                          $ 19,292,830
                                   ===========                           ===========

 Liabilities and
   Stockholders' Equity
 Interest-bearing demand         $  1,660,455 $    20,481      1.65 %  $  1,588,389 $    18,259   1.54 %
 Money market accounts              3,202,847     108,516      4.53       2,751,338      86,815   4.22
 Savings passbook                   1,312,539      22,054      2.25       1,468,081      25,365   2.31
 Certificates of deposit            5,001,134     208,432      5.57       5,300,002     220,547   5.56
 Short-term borrowed funds          2,385,757      95,681      5.36       2,439,833      96,463   5.29
 Other debt                           978,036      48,203      6.57         707,361      37,425   7.06
                                   -----------  ----------               -----------  ----------
   Interest-bearing liabilities    14,540,768     503,367      4.63      14,255,004     484,874   4.55
 Demand deposits                    3,265,007                             3,174,327
 Other liabilities                    264,823                               276,514
 Stockholders' equity               1,753,764                             1,586,985
                                   -----------                           -----------
   Total liabilities and
     stockholders' equity        $ 19,824,362                          $ 19,292,830
                                   ===========                           ===========

 Net interest
   revenue/margin                             $   580,993      4.33 %               $   588,073   4.47 %
                                                ==========                            ==========

   Interest and rates are calculated on a taxable equivalent basis, using a tax rate of 35%.  The rate ca include the effect of certain loans on which income is recongized only as cash payments are received or at less than the original contract rate.



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

           The Special Meeting of Shareholders of Firstar Corporation was held on October 27, 1998. The shareholders voted to approve the merger of Firstar Corporation and Star Banc
         Corporation.  The vote was as follows:

                          For          110,879,215
                          Against        1,452,525
                          Abstain       32,977,062


Item 6.  Exhibits and Reports on Form 8-K

         (a)              Exhibits to Part 1 of Form 10-Q
                          27.  Financial Data Schedule

         (b)              A Form 8-K and 8-KA both
                          dated June 30, 1998 were filed
                          on July 1, 1998 and July 2, 1998,
                          respectively.  These filings
                          reported the announcement of
                          a definitive agreement to merge
                          Firstar Corporation and Star
                          Banc Corporation.

                          A Form 8-KA dated June 30,
                          1998 and filed on September 25,
                          1998 reported an amendment
                          to the previously filed agreement
                          and plan of reorganization
                          between Firstar Corporation
                          and Star Banc Corporation.


                                      SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTAR CORPORATION


                                   /s/ Jeffrey B. Weeden
                                   ------------------
                                   Jeffrey B. Weeden
                                   Senior Vice President-Finance and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)



November 13, 1998